Form 10-Q
period 1996-03-31
AIR CURE TECHNOLOGIES INC /DE
filed 1996-05-15
CIK 868755

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended March 31, 1996
                                              --------------

                         Commission File Number 1-10668
                                               --------

                          AIR-CURE TECHNOLOGIES, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     41-1667001
           --------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


                  2828 Clinton Drive   Houston, Texas   77020
                  -------------------------------------------
              (Address of principal executive offices) (Zip code)


        Registrant's telephone number, including area code 713-676-6104
                                                          -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                   11,641,768
                                   ----------
                    (Number of shares of common stock of the
                   registrant outstanding as of May 10, 1996)

================================================================================

                  AIR-CURE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1996

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
- - ------   ---------------------

         ITEM 1: FINANCIAL STATEMENTS

                   Consolidated Balance Sheets as of March 31, 1996
                   and December 31, 1995 (unaudited)                     3

                   Consolidated Statements of Operations for the
                   three month periods ended March 31, 1996
                   and 1995 (unaudited)                                  4

                   Consolidated Statements of Cash Flows for the
                   three month periods ended March 31, 1996 and
                   1995 (unaudited)                                      5

                   Notes to Consolidated Financial Statements            6


         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                              8


PART II - OTHER INFORMATION                                             11
- - -------   -----------------

                  AIR-CURE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


            ASSETS                                       March 31,        December 31,
                                                           1996              1995
                                                       ------------      ------------
CURRENT ASSETS:
Cash and cash equivalents                              $     71,202      $  2,216,168
Restricted cash                                             239,209            82,615
Due on contracts and other receivables                   16,007,071        22,926,473
Costs and estimated earnings in excess of billings
  on uncompleted contracts                               20,266,627        19,369,054
Inventories                                               3,489,864         3,944,474
Prepaid expenses, deposits and other assets                 900,018           501,946
Deferred tax asset                                          452,766           452,766
Refundable income taxes                                   2,041,834           831,834
                                                       ------------      ------------
               Total Current Assets                      43,468,591        50,325,330

PROPERTY AND EQUIPMENT, net                               5,241,856         5,391,776

OTHER ASSETS:
Licenses, trademarks and tradenames, net                  4,350,000         4,400,000
Excess costs over net assets acquired, net               11,965,819        12,191,330
Other assets                                                 45,767            50,702
                                                       ------------      ------------
               Total Other Assets                        16,361,586        16,642,032
                                                       ------------      ------------

TOTAL ASSETS                                           $ 65,072,033      $ 72,359,138
                                                       ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations            $  3,346,075      $  3,347,383
Accounts payable                                          8,156,674        11,799,115
Accrued liabilities                                      13,075,534        14,891,773
Billings in excess of costs and estimated
   earnings on uncompleted contracts                        861,076           815,429
Income taxes payable                                        123,519           123,519
                                                       ------------      ------------
               Total Current Liabilities                 25,562,878        30,977,219

LONG-TERM LIABILITIES:
Borrowings under line of credit                          11,600,000        11,498,428
Long-term obligations, less current maturities            6,706,291         6,709,289
Deferred tax liability                                      257,204           257,204
                                                       ------------      ------------
               Total Liabilities                         44,126,373        49,442,140
                                                       ------------      ------------

STOCKHOLDERS' EQUITY:
Preferred stock                                                --                --
Common stock                                                 11,467            11,453
Additional paid-in capital                               20,944,247        20,900,636
Retained earnings (accumulated deficit)                    (359,561)        1,556,089
Translation adjustment                                      349,507           448,820
                                                       ------------      ------------
               Total Stockholders' Equity                20,945,660        22,916,998
                                                       ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 65,072,033      $ 72,359,138
                                                       ============      ============

                       See Notes To Financial Statements

                  AIR-CURE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)


                                                 Three months ended   Three months ended
                                                   March 31, 1996       March 31, 1995
                                                   --------------       --------------
Revenues                                           $  21,329,668        $  22,839,339
Cost of revenues                                      16,648,947           18,570,505
                                                   -------------        -------------
      Gross profit                                     4,680,721            4,268,834

Selling, general and administrative expenses           2,647,404            2,674,917
Sales commissions                                      1,046,961              319,517
Depreciation and amortization                            244,905              244,241
Restructuring costs                                    3,500,000                 --
                                                   -------------        -------------

Operating profit (loss)                               (2,758,549)           1,030,159
                                                   -------------        -------------

Other income (expense):
     Interest expense, net                              (385,134)            (291,574)
     Miscellaneous, net                                   18,033               60,264
                                                   -------------        -------------
            Total other income (expense)                (367,101)            (231,310)

Earnings (loss) before taxes                          (3,125,650)             798,849
Income tax provision (benefit)                        (1,210,000)             111,667
                                                   -------------        -------------
      Net earnings (loss)                          ($  1,915,650)       $     687,182
                                                   =============        =============


Weighted average shares
     outstanding                                      11,461,680           11,444,715
                                                   =============        =============


Earnings (loss) per share                                 ($0.17)               $0.06
                                                   =============        =============


                       See Notes To Financial Statements

                  AIR-CURE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

                                                                       1996              1995
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                ($ 1,915,650)     $    687,182
Adjustments to reconcile net earnings (loss) to
   net cash used in operating activities:
      Depreciation and amortization                                     376,717           458,876
      Benefit for deferred income taxes                                    --             (67,787)
      Changes in assets and liabilities:
            Restricted cash                                            (155,681)          447,427
            Due on contracts and other receivables, net               6,909,330        (2,983,332)
            Inventories                                                 453,206           (88,748)
            Costs and estimated earnings in excess of
               billings on uncompleted contracts                       (955,101)       (1,890,920)
            Prepaid expenses, deposits and other assets                (396,898)          (72,316)
            Refundable income taxes                                  (1,210,000)             --
            Accounts payable and accrued liabilities                 (5,377,139)          463,180
            Billings in excess of costs and estimated earnings
               on uncompleted contracts                                  42,409           994,535
            Income taxes payable                                           --             (45,000)
            Other                                                         3,972          (126,706)
                                                                   ------------      ------------
                Net cash used in operating activities                (2,224,835)       (2,223,609)
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (44,524)         (187,166)
                                                                   ------------      ------------
               Net cash used in investing activities                    (44,524)         (187,166)
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term obligations                                   (4,306)         (384,199)
   Net borrowings under line of credit                                  101,572           996,325
   Distributions to shareholders of pooled company                         --            (300,000)
   Proceeds from issuance of stock                                       43,625            43,255
                                                                   ------------      ------------
               Net cash provided by financing activities                140,891           355,381
                                                                   ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (16,498)           41,548
                                                                   ------------      ------------

Net decrease in cash and cash equivalents                            (2,144,966)       (2,013,846)
Cash and cash equivalents, beginning of period                        2,216,168         1,541,349
                                                                   ------------      ------------
Cash and cash equivalents, end of period                           $     71,202      ($   472,497)
                                                                   ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                       $    366,324      $    286,899
                                                                   ============      ============
      Cash paid for income taxes                                   $     12,150      $    296,199
                                                                   ============      ============


                       See Notes To Financial Statements

                  AIR-CURE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three month periods ended March 31, 1996 and 1995, and the cash flows for the three month periods ended March 31, 1996 and 1995.

NOTE 2 -  DUE ON CONTRACTS AND OTHER RECEIVABLES

                                                                    March 31,         December 31,
                                                                      1996                1995
                                                                  ------------        ------------
         Due on contracts and other receivables consist of:

                 Billings on completed contracts and
                   contracts in progress                          $ 14,896,515        $ 21,481,501
                 Retained contract receivables                       1,121,365           1,278,984
                 Other miscellaneous receivables                       167,077             361,339
                 Allowance for doubtful accounts                      (177,886)           (195,351)
                                                                  ------------        ------------
                                                                  $ 16,007,071        $ 22,926,473
                                                                  ============        ============

NOTE 3 -  ACCRUED LIABILITIES

                                                 March 31,        December 31,
                                                   1996               1995
                                               ------------       ------------
         Accrued liabilities consist of:

                 Job costs                     $  7,924,323       $ 10,854,133
                 Warranties                         491,582            419,079
                 Compensation                     1,645,465          2,358,301
                 Miscellaneous                    3,014,164          1,260,260
                                               ------------       ------------
                                               $ 13,075,534       $ 14,891,773
                                               ============       ============

NOTE 4 - BUSINESS ACQUISITIONS

On December 28, 1995, the Company issued 4,139,305 shares of its common stock in exchange for all of the outstanding common stock of Allied Industries, Inc. ("Allied"). The merger has been accounted for as a pooling-of-interests and, accordingly, the company's consolidated financial statements have been restated to include the accounts and operations of Allied effective January 28, 1994 (date of inception of Allied).

Effective January 1, 1995, Allied was granted S Corporation tax status. Accordingly, Allied did not pay U.S. Federal income taxes for the period from January 1, 1995 through December 28, 1995 (the date of merger). If Allied had been a C Corporation for the period ended December 28, 1995, an additional provision for income taxes of $223,000 would have been recorded for the three months ended March 31, 1995 resulting in a pro forma net earnings for the Company of approximately, $464,000 and pro forma net earnings per share of $.04.


NOTE 5 - RESTRUCTURING COSTS

A restructuring charge totaling $4,200,000 was taken during the three months ended March 31, 1996. The charge includes the estimated future cost of the employment agreement with the former president and chief executive officer who was replaced in March 1996, and the anticipated cost to implement management's plan to reduce the Company's overall cost structure including employee severance, lease and other contract buyouts, inventory and other asset impairments, excess machinery disposal, and other costs. These charges are reflected as restructuring costs of $3,500,000 and a reserve of $700,000 which has been included in cost of revenues.

                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Air-Cure Technologies, Inc. ("Air-Cure" or the "Company") was formed in April 1990 when the Company purchased substantially all of the assets of Texcel Filtration Systems, Inc. Since its founding, the Company has experienced substantial growth, both internally and through acquisitions. The Company acquired Pipkorn Environmental Technologies, Inc. and Interel Environmental Technologies, Inc. in 1991, Air-Cure Dynamics, Inc., Air-Cure (Canada) Technologies, Ltd., Air-Cure Environmental GmbH, and Air-Cure (Singapore) Pte. Ltd. in 1992, and Amerex Industries, Inc. and VIC Environmental Systems, Inc. in 1994. All of these acquisitions were accounted for under the purchase method of accounting. For each purchase transaction, the excess of the total acquisition costs over the fair value of the net assets acquired is being amortized on a straight-line basis over 25 years. In December 1995, the Company and Allied merged in a transaction in which Allied became a wholly-owned subsidiary of the Company. The merger between the Company and Allied was treated as a pooling-of-interests for accounting purposes. Accordingly, the Company's historical financial statements have been restated to reflect the combined operations of the Company and Allied for periods prior to consummation of the merger.

Most of the Company's revenues are derived from the performance of fixed-price contracts, which in some cases are subject to adjustment for changes in the price of raw materials. Revenues from such contracts are recognized using the percentage of completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The turnover rate of contract receivables varies from period to period because the Company's business includes both large and small contracts, and receivable balances depend on individually negotiated contract terms, retainage amounts, if any, and the timing of invoicing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995:

Revenues. Revenues for the three month period ended March 31, 1996 totaled $21,329,668, versus $22,839,339 for the corresponding period in 1995, a $1,509,671 or 6.6% decrease in revenues. This decrease is due primarily to a relatively low backlog at certain divisions at the end of 1995. Revenues from North American operations for the three month period ended March 31, 1996 and 1995 totaled $17,486,291 and $20,979,977 respectively, with the European and Asian operations combined totaling $3,843,377 and $1,859,362, respectively.

Gross Profit. Gross profit increased to $4,680,721 (21.9% margin) for the three month period ended March 31, 1996 from $4,268,834 (18.7% margin) for the same period in the previous year. The gross profit margin percentage has increased due to a change in the mix of products sales during the period. A reserve totaling approximately $700,000 was included in cost of revenues during the first quarter of 1996. This reserve relates to the estimated cost to exit the field erection activities at Allied. The gross profit from North American operations for the three month period ended March 31, 1996 and 1995 totaled $3,589,858 (20.5% margin) and $3,927,038 (18.7% margin), respectively, with the European and Asian operations combined totaling $1,090,863 (28.4% margin) and $341,796 (18.4% margin), respectively.

Operating Expenses. S,G&A expenses for the three month period ended March 31, 1996 decreased to $2,647,404 from $2,674,917 for the same period in 1995. Sales commissions totaled $1,046,961 and $319,517 for the three months ended March 31, 1996 and 1995, respectively. The increase in commissions relates to an increase in foreign sales at domestic operations. In addition, during the first quarter of 1996, a non-recurring restructuring charge of $3,500,000 was recorded to recognize the estimated costs to implement management's plan to reduce the Company's overall cost structure including employee severance, lease and other contract buyouts, and other asset impairments, excess machinery disposal, and other costs.

Interest. Interest expense of $385,134 and $291,574 during the first quarters of 1996 and 1995, respectively, relates to debt for acquisitions and for the Company's line of credit for working capital purposes. The increase in the interest expense in 1996 compared to the corresponding period in 1995 is due to the increase in the average outstanding balance on the line of credit.

Net Earnings (loss). Net loss before taxes was $3,125,650 for the three month period ended March 31, 1996, as compared to earnings of $798,849 for the corresponding period in 1995. The decrease in earnings is primarily attributable to the $4,200,000 restructuring charges taken in the first quarter of 1996. The income tax benefit totaled $1,210,000 for the first quarter of 1996 and the income tax provision totaled $111,667 for the first quarter of 1995. Correspondingly, the net loss for the three month period ended March 31, 1996 totaled $1,915,650 and the net earnings for the three month period ended March 31, 1995 totaled $687,182. The Company's earnings in the first quarter of 1995 were positively impacted as a result of Allied's earnings of approximately $655,000 not being subject to federal income taxation since it was an S Corporation at that time.

Backlog. The Company's backlog represents revenue which is expected to be recognized in subsequent periods with respect to contracts which have been awarded as of the date on which backlog has been calculated. Depending upon the length of time required to perform its contracts, the Company's results of operations reflect the volume and pricing of orders received in prior periods. As of March 31, 1996, the Company had an estimated backlog of work under contracts believed to be firm of approximately $32,567,000, 12% of which was attributable to a project for one customer and 10% to another. As of December 31, 1995, the Company had an estimated backlog of approximately $28,105,000, 20% of which was attributable to a project for one customer. The Company expects to complete virtually all of its backlog as of March 31, 1996 within the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $17,905,713 at March 31, 1996, compared to $19,348,111 at December 31, 1995. Cash and cash equivalents decreased by $2,144,966 during such period.

The Company's existing capital resources consist of cash generated by its operating activities and funds available under its line of credit. During the three month periods ended March 31, 1996 and 1995, the Company's operating activities used cash of $2,224,835 and $2,223,609, respectively.

During the three month periods ended March 31, 1996 and 1995, $44,524 and $187,166, respectively, were invested in property and equipment. Repayments on debt totaled $4,306 and $384,199 during the three month periods ended March 31, 1996 and 1995, respectively. Proceeds received relating to the issuance of stock totaled $43,625 and $43,255 for the three month periods ended March 31, 1996 and 1995, respectively. The net borrowings under the line of credit during the first three months of 1996 and 1995 totaled $101,572 and $996,325, respectively. During the three month period ended March 31, 1995, which was prior to the merger, $300,000 of distributions were made to the shareholders of Allied Industries, Inc.

The Company's capital requirements consist of its general working capital needs, capital expenditures and the funds necessary to make the payments required under the promissory notes. The Company's general working capital requirements consist of salary costs and related overhead, the purchase price of material and components and subcontract costs incurred prior to the receipt of corresponding progress payments under the contract with respect to which such costs are incurred. Management anticipates that the Company will make approximately $500,000 in capital expenditures during the last nine months of 1996. Approximately $2,500,000 in principal payments related to the term loan will be payable during the last nine months of 1996.

On October 18, 1995, the Company entered into a $15,000,000 financing agreement with Bank of America which was amended on December 29, 1995 to increase the maximum borrowings to $25,000,000. As amended, the financing consisted of a $10,000,000 term loan plus a $15,000,000 revolving credit facility. The term loan and the line of credit currently bear interest at the prime rate or a calculated interest factor plus the Eurodollar rate. The term loan is payable in 12 quarterly payments of principal and interest, while the line of credit is due in full in December 1997, with interest payable monthly. Management expects that funds available under the credit facility, together with cash generated from operations, will be sufficient to meet the Company's capital requirements for its general working capital needs, capital expenditures and debt service requirements for at least the next 12 months.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which the Company is party or of which any of its property is subject.

Item 2.  Changes in Securities.

                 None.

Item 3.  Defaults Upon Senior Securities.

                 None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

On March 1, 1996, six stockholders of the Company holding 6,463,840 shares (approximately 56%) of the Company's common stock voted by written consent to remove five members of the board of directors of the company, reduce the number of directors constituting the entire board to three, and elect Pierre S. Melcher to fill the vacancy on the company's board of directors.

Item 5.  Other Information.

                 None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K.


           3.1h      Certificate of Incorporation of Air-Cure Technologies,
                     Inc., as amended.

           3.2h      By-Laws of Air-Cure Technologies, Inc., as amended.

           4.1       Omitted.

           4.2       Omitted.

           4.3a      Form of Warrant Agreement between Air-Cure and Sanders
                     Morris Mundy Inc. dated April 24, 1991.

           4.4d Form of Amendment of April 24, 1991 Warrant Agreement between Air-Cure and Sanders Morris Mundy Inc. dated
                     January 28, 1993.

           4.5c      Form of Warrant Agreement between Air-Cure and Sanders
                     Morris Mundy Inc. dated June 15, 1992.

           4.6d      Form of Warrant Agreement between Air-Cure and
                     Pennsylvania Merchant Group, Ltd.

           10.1f Air-Cure 401(k) Employee Retirement Savings Program, as amended June 30, 1994.

           10.2i Agreement and Plan of Merger, dated October 13, 1995, among Air-Cure Technologies, Inc., Air-Cure Acquisition
                     Corporation, Allied Industries, Inc., Mark E. Johnson and
                     Pierre S. Melcher.

           10.3k     Employment Agreement, dated December 29, 1995, between
                     Air-Cure and Mark E. Johnson.

           10.4k     Employment Agreement, dated December 29, 1995, between
                     Air-Cure and Pierre S. Melcher.


           10.5g     Amended and Restated 1990 Stock Option Plan, as amended
                     June 29, 1995.

           10.6      Omitted.

           10.7f Lease agreement between Halligan and Labbe Enterprises LLC and Amerex Industries, Inc., dated May 25, 1994.

           10.8d     Employment Agreement, dated December 17, 1992, between
                     Air-Cure and Michael P. Lawlor.

           10.9d     Employment Agreement, dated December 17, 1992, between
                     Air-Cure and Lawrance W. McAfee.

           10.10     Omitted.

           10.11f Employment Agreement, dated March 1, 1995 between Air-Cure and John P. Fitzpatrick.

           10.12     Omitted.

           10.13     Omitted.

           10.14     Omitted.

           10.15     Omitted.

           10.16d    Form of Stock Option Agreement.

           10.17     Omitted.

           10.18     Omitted.

           10.19b    License and Technical Assistance Agreement, dated August
                     28, 1991, between Interel Environmental Technologies, Inc.
                     and Heinrich Luhr Staubtechnik GmbH & Co.

           10.20     Omitted.

           10.21     Omitted.

           10.22     Omitted.

           10.23     Omitted.

           10.24     Omitted.

           10.25g    Directors' Stock Option Plan, as amended June 29, 1995.

           10.26f    Employees Stock Purchase Plan, as amended December 15,
                     1994.

           10.27c    Agreement, dated January 31, 1994, between Air-Cure
                     Technologies, Inc. and Local Union #486, Sheet Metal
                     Worker's International Association.

           10.28j    Credit Agreement dated as of October 18, 1995, among
                     Air-Cure and Bank of America.

           10.29c    Agreement and Plan of Merger, dated April 5, 1994, among
                     Air-Cure Environmental, Inc., Air-Cure Acquisition
                     Corporation, Amerex, Inc., Amerex Industries, Inc. and other parties.

           10.30c    Agreement and Plan of Merger, dated April 28, 1994, among
                     Air-Cure Environmental, Inc., VIC Acquisition Corporation,
                     VIC Environmental Systems, Inc. and Ronald E. Lewis.

- - ----------------

     a    Incorporated by reference. Documents were previously filed as exhibits to registrant's registration on Form S-18 (File No. 33-37240).

     b    Incorporated by reference. Documents were previously filed as exhibits to registrant's registration on Form S-1 (File No. 33-44205).

     c    Incorporated by reference. Documents were previously filed as exhibits to registrant's registration on Form S-1 (File No. 33-52012).

     d    Incorporated by reference. Documents were previously filed as exhibits to registrant's Annual Report on Form 10-K for fiscal year ending March 31, 1993 (File No. 1-10668).

     e    Incorporated by reference. Documents were previously filed as exhibits to registrant's registration statement on Post-Effective Amendment No. 1 to Form S-1 filed on May 5, 1994 (File No. 33-69524).

     f    Incorporated by reference. Documents were previously filed as exhibits to registrant's Annual Report on Form 10-K for the year ending December 31, 1994 (File No. 1-10668).

     g    Incorporated by reference. Documents were previously filed as exhibits to registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders held on June 29, 1995.

     h    Incorporated by reference. Documents were previously filed as exhibits to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-10668).

     i    Incorporated by reference. Documents were previously filed as exhibits to registrant's registration statement on Post-Effective Amendment No. 1 to Form S-4 filed on October 20, 1995 (File No. 33-92308).

     j    Incorporated by reference. Documents were previously filed as exhibits to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-10668).

     k    Incorporated by reference. Documents were previously filed as exhibits to registrant's Annual Report on Form 10-K for the year ending December 31, 1995 (File No. 1-10668).


          (b)  Reports on Form 8-K.

               Form 8-K dated March 1, 1996.
               Form 8-K dated March 8, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AIR-CURE TECHNOLOGIES, INC.
                                        ----------------------------------



Date:  May 13, 1996                     /s/ Lawrance W. McAfee
                                        ----------------------------------
                                        Lawrance W. McAfee
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Secretary



Date:  May 13, 1996                     /s/ Sara E. Harris
                                        ----------------------------------
                                        Sara E. Harris
                                        Corporate Controller and
                                        Assistant Secretary

     EXHIBIT  INDEX


   27  --  Financial Data Schedule