Form 10-Q
period 1996-06-30
AIR CURE TECHNOLOGIES INC /DE
filed 1996-08-14
CIK 868755

================================================================================


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1996

                         Commission File Number 1-10668

                          AIR-CURE TECHNOLOGIES, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   41-1667001
              --------                                   ----------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)


             2727 Allen Parkway, Suite 760   Houston, Texas   77019
             ------------------------------------------------------
              (Address of principal executive offices) (Zip code)


        Registrant's telephone number, including area code 713-285-2700
                                                           ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                                   11,482,574
                                   ----------
                    (Number of shares of common stock of the
                 registrant outstanding as of August 13, 1996)

================================================================================

                  AIR-CURE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1996

                                                                                    Page
                                                                                    ----
PART I -         FINANCIAL INFORMATION
- ------           ---------------------
         ITEM 1: FINANCIAL STATEMENTS

                 Consolidated Balance Sheets as of June 30, 1996
                 (unaudited) and December 31, 1995 (audited)                          3

                 Consolidated Statements of Operations for the
                 three and six month periods ended June 30, 1996
                 and 1995 (unaudited)                                                 4

                 Consolidated Statements of Cash Flows for the
                 six month periods ended June 30, 1996 and
                 1995 (unaudited)                                                     5

                 Notes to Consolidated Financial Statements                           6


         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        8



PART II -        OTHER INFORMATION                                                   12
- -------          -----------------

                AIR-CURE TECHNOLOGIES, INC.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                           (Current period unaudited)

                                                                 June 30,         December 31,
            ASSETS                                                1996              1995 (1)
                                                                 -------           -------
CURRENT ASSETS:
Cash and cash equivalents                                        $ 2,377           $ 2,216
Restricted cash                                                      124                83
Due on contracts and other receivables                            15,116            22,926
Costs and estimated earnings in excess of billings
  on uncompleted contracts                                        26,403            19,369
Inventories                                                        3,791             3,944
Refundable income taxes                                            1,335               832
Prepaid expenses, deposits and other assets                          879               502
Deferred tax asset                                                   465               453
                                                                 -------           -------
         Total Current Assets                                     50,490            50,325
                                                                 -------           -------

PROPERTY AND EQUIPMENT, NET                                        5,171             5,392
                                                                 -------           -------

OTHER ASSETS:
Licenses, trademarks and tradenames, net                           4,300             4,400
Excess costs over net assets acquired, net                        11,977            12,191
Other assets                                                          41                51
                                                                 -------           -------
         Total Other Assets                                       16,318            16,642
                                                                 -------           -------

TOTAL ASSETS                                                     $71,979           $72,359
                                                                 =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                 $ 6,139           $11,799
Accrued liabilities                                               18,191            14,892
Billings in excess of costs and estimated
   earnings on uncompleted contracts                                 854               815
Current maturities of long-term obligations                        3,332             3,347
Income taxes payable                                                  96               124
                                                                 -------           -------
         Total Current Liabilities                                28,612            30,977

LONG-TERM LIABILITIES:
Borrowings under line of credit                                   15,300            11,499
Long-term obligations, less current maturities                     5,909             6,709
Deferred tax liability                                               257               257
                                                                 -------           -------
         Total Liabilities                                        50,078            49,442
                                                                 -------           -------

STOCKHOLDERS' EQUITY:
Preferred stock                                                     ---                --
Common stock                                                          11                11
Additional paid-in capital                                        20,985            20,901
Retained earnings                                                    702             1,556
Translation adjustment                                               203               449
                                                                 -------           -------
         Total Stockholders' Equity                               21,901            22,917
                                                                 -------           -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $71,979           $72,359
                                                                 =======           =======

(1) The balance sheet at December 31,1995 is condensed from the audited financial statements at that date.

                       See Notes To Financial Statements

                  AIR-CURE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                    Three months ended Six months ended
                                                         June 30,           June 30,
                                                    ----------------   ----------------
                                                      1996     1995      1996     1995
                                                    -------  -------   -------  -------
Revenues                                            $27,863  $33,601   $49,192  $56,440
Cost of revenues                                     22,409   27,702    39,058   46,380
                                                    -------  -------   -------  -------
      Gross profit                                    5,454    5,899    10,134   10,060

Selling, general and administrative expenses          2,345    2,970     4,992    5,526
Sales commissions                                       655      471     1,702      791
Depreciation and amortization                           238      253       483      509
Restructuring costs                                   ----     ----      3,500    ----
                                                    -------  -------   -------  -------

       Operating profit (loss)                        2,216    2,205      (543)   3,234
                                                    -------  -------   -------  -------

Other income (expense):
   Interest expense, net                               (468)    (347)     (853)    (639)
   Miscellaneous, net                                    26      204        44      264
                                                    -------  -------   -------  -------
        Total other expense                            (442)    (143)     (809)    (375)
                                                    -------  -------   -------  -------

Earnings (loss) before taxes                          1,774    2,062    (1,352)   2,859
Income tax provision (benefit)                          706      498      (504)     610
                                                    -------  -------   -------  -------
        Net earnings (loss)                         $ 1,068  $ 1,564     ($848) $ 2,249
                                                    =======  =======   =======  =======


Net earnings (loss) per share                       $  0.09  $  0.14    ($0.07) $  0.20
                                                    =======  =======   =======  =======


Weighted average shares
     outstanding                                     11,562   11,448    11,465   11,448
                                                    =======  =======   =======  =======





                       See Notes To Financial Statements

                  AIR-CURE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (In thousands)
                                  (Unaudited)


                                                                   1996            1995
                                                                  ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                ($848)         $2,249
Adjustments to reconcile net earnings (loss) to
   net cash used in operating activities:
      Depreciation and amortization                                  840             887
      Benefit for deferred income taxes                              (12)           (133)
      Changes in assets and liabilities:
            Restricted cash                                          (43)            519
            Due on contracts and other receivables, net            6,771          (4,055)
            Inventories                                              150           1,438
            Costs and estimated earnings in excess of
               billings on uncompleted contracts                  (7,157)         (9,984)
            Prepaid expenses, deposits and other assets             (380)           (260)
            Refundable income taxes                                  503            ---
            Accounts payable and accrued liabilities              (2,208)          9,317
            Billings in excess of costs and estimated earnings
               on uncompleted contracts                               63            (944)
            Income taxes payable                                     (28)            315
            Other                                                      4            (122)
                                                                  ------          ------
                Net cash used in operating activities             (2,345)           (773)
                                                                  ------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquired businesses, net of cash acquired             (268)              2
Purchase of property and equipment                                  (227)           (501)
                                                                  ------          ------
               Net cash used in investing activities                (495)           (499)
                                                                  ------          ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term obligations                                   (833)           (955)
Net borrowings under line of credit                                3,791           2,835
Distributions to shareholders of pooled company                     ---             (934)
Proceeds from issuance of stock                                       85              32
                                                                  ------          ------
               Net cash provided by financing activities           3,043             978
                                                                  ------          ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (42)             62
                                                                  ------          ------

Net decrease in cash and cash equivalents                            161            (232)
Cash and cash equivalents, beginning of period                     2,216           1,542
                                                                  ------          ------
Cash and cash equivalents, end of period                          $2,377          $1,310
                                                                  ======          ======



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

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30,1996, the results of operations for the three and six month periods ended June 30, 1996 and 1995, and the cash flows for the six month periods ended June 30, 1996 and 1995. The 1996 interim results are not necessarily indicative of what actual results will be for the entire year.

NOTE 2 -  DUE ON CONTRACTS AND OTHER RECEIVABLES

                                                                    June 30,               December 31,
                                                                      1996                    1995
                                                                   -----------             ------------
         Due on contracts and other receivables consist of:

                 Billings on completed contracts and
                   contracts in progress                           $13,753,000             $21,482,000
                 Retained contract receivables                       1,200,000               1,278,000
                 Other miscellaneous receivables                       357,000                 361,000
                 Allowance for doubtful accounts                      (194,000)               (195,000)
                                                                   -----------             -----------
                                                                   $15,116,000             $22,926,000
                                                                   ===========             ===========

NOTE 3 - ACCRUED LIABILITIES

                                                                    June 30,               December 31,
                                                                      1996                    1995
                                                                   -----------             ------------
         Accrued liabilities consist of:

                 Job costs                                          $13,299,000            $10,854,000
                 Warranties                                             310,000                419,000
                 Compensation                                         1,705,000              2,359,000
                 Miscellaneous                                        2,877,000              1,260,000
                                                                    -----------            -----------
                                                                    $18,191,000            $14,892,000
                                                                    ===========            ===========

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

Effective January 1, 1995, Allied was granted S Corporation tax status. Accordingly, Allied did not pay U.S. Federal income taxes for the period from January 1, 1995 through December 28, 1995 (the date of merger). If Allied had been a C Corporation for the period ended December 28, 1995, an additional provision for income taxes of $415,000 and $638,000, respectively, would have been recorded for the three and six month periods ended June 30, 1995 resulting in a pro forma net earnings for the Company of approximately, $1,149,000 and $1,611,000, respectively, pro forma net earnings per share of $0.10 and $0.14, respectively.


NOTE 5 - RESTRUCTURING COSTS

A restructuring charge totaling $4,200,000 was taken during the first quarter of fiscal 1996. The charge includes the estimated future cost of the employment agreement, including severance, with the former president and chief executive officer who was replaced in March 1996, and the anticipated cost to implement management's plan to reduce the Company's overall cost structure including employee severance, lease and other contract buyouts, inventory and other asset impairments, excess machinery disposal, and other costs. These charges are reflected as restructuring costs of $3,500,000 and a reserve of $700,000 which has been included in cost of revenues.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995:

Revenues. Revenues for the three month period ended June 30, 1996 totaled $27,863,000, versus $33,601,000 for the corresponding period in 1995, a $5,738,000 or 17% decrease in revenues. This decrease is due primarily to a relatively low backlog at certain divisions at the beginning of 1996. Revenues from North American operations for the three month period ended June 30, 1996 and 1995 totaled $24,333,000 and $30,779,000, respectively, with the European and Asian operations combined totaling $3,530,000 and $2,822,000, respectively.

Gross Profit. Gross profit decreased to $5,454,000 (20% margin) for the three month period ended June 30, 1996 from $5,899,000 (18% margin) for the same period in the previous year. The gross profit margin percentage has increased due to sales of a more profitable mix of products during the period. The gross profit from North American operations for the three month period ended June 30, 1996 and 1995 totaled $4,685,000 (19% margin) and $5,294,000 (17% margin), respectively, with the

European and Asian operations combined totaling $769,000 (22% margin) and $605,000 (21% margin), respectively.

Operating Expenses. S,G&A expenses for the three month period ended June 30, 1996 decreased to $2,345,000 from $2,970,000 for the same period in 1995. The Company's focus on both restructuring its operations and cost containment, including reductions in personnel and office space, contributed to declines in salary and rent expense. Sales commissions totaled $655,000 and $471,000 for the three months ended June 30, 1996 and 1995, respectively. The increase in commissions relates to an increase in foreign sales by domestic operations.

Interest. Net interest expense of $468,000 and $347,000 during the second quarters of 1996 and 1995, respectively, relates to debt for acquisitions and for the Company's line of credit for working capital purposes. The increase in the interest expense in 1996 compared to the corresponding period in 1995 is due to the increase in the average outstanding balance on the line of credit.

Miscellaneous Income. Miscellaneous income for the three month period ended June 30, 1995 included a $210,000 credit for an account receivable plus interest that was collected during that quarter. The receivable had been previously written off by a subsidiary of the Company prior to the Company's acquisition of the subsidiary.

Net Earnings. Net earnings before taxes was $1,774,000 for the three month period ended June 30, 1996, as compared to $2,062,000 for the corresponding period in 1995. The decrease in earnings is primarily attributable to the increase in interest expense and reduction in miscellaneous income. The income tax provision totaled $706,000 for the second quarter of 1996 and $498,000 for the second quarter of 1995. As more fully described in Note 4 to the financial statements, the increase in taxes is due to the acquisition of Allied Industries which was taxed as a C corporation in 1996 and was not taxed in 1995 since it was an S corporation. Also, the effective tax rate is higher than the federal statutory rate due to state income taxes and nondeductible amortization of intangible assets. Correspondingly, the net earnings for the three month period ended June 30, 1996 totaled $1,068,000 and the net earnings for the three month period ended June 30, 1995 totaled $1,564,000.

Backlog. The Company's backlog represents revenue which is expected to be recognized in subsequent periods with respect to contracts which have been awarded as of the date on which backlog has been calculated. Depending upon the length of time required to perform its contracts, the Company's results of operations reflect the volume and pricing of orders received. As of June 30, 1996, the Company had an estimated backlog of work under contracts believed to be firm of approximately $28,462,000, 13% of which is attributable to one customer. As of December 31, 1995, the Company had an estimated backlog of approximately $28,105,000, 20% of which was attributable to a project for one customer. The Company expects to complete virtually all of its backlog as of June 30, 1996 within the next twelve months.

SIX MONTHS ENDED JUNE 30,1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995:

Revenues. Revenues for the six month period ended June 30, 1996 totaled $49,192,000, a $7,248,000 decrease in revenues from the corresponding period in 1995. The revenue decrease is due primarily to a relatively low backlog at the beginning of 1996. Combined revenues from the Company's European and Asian operations were $7,373,000 and $4,681,000, respectively, for the six months ended June 30, 1996 and 1995.

Gross profit. Gross profit was $10,134,000 and $10,060,000,respectively, for the six month periods ended June 30, 1996 and 1995; however, the gross margin percentage improved to 21%in fiscal 1996 from 18% in fiscal 1995. The gross profit from North American operations for the six months ending June 30, 1996 and 1995 totaled $8,338,000 and $9,118,000, respectively, with the European and Asian operations totaling $1,796,000 and $942,000, respectively.

Selling, General and Administrative Expenses. S, G &A expenses for the six month period ending June 30, 1996 decreased to $4,992,000 from $5,526,000 for the same period in 1995. The Company's focus on both restructuring its operations and cost containment, including reductions in personnel and office space, contributed to declines in salary and rent expense.

Interest. Interest expense during the first six months of 1996 was $853,000 compared to $639,000 for the comparable period in 1995. The increase is attributable to an increase in the average outstanding borrowings on the Company's line of credit.

Net Earnings (Loss). Net loss before taxes was $1,352,000 for the six month period ended June 30, 1996, as compared to earnings of $2,859,000 for the corresponding period in 1995. The income tax benefit totaled $504,000 for the six month period ended June 30, 1996, with an income tax provision of $610,000 for the six month period ended June 30, 1995. Correspondingly, the net loss for the six month period ended June 30, 1996 was $848,000 and the net earnings for the six month period ended June 30, 1995 totaled $2,249,000. The decrease in net earnings is primarily a result of the $4,200,000 restructuring charge, described in Note 5 of the financial statements, taken in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $21,878,000 at June 30, 1996, compared to $19,348,000 at December 31, 1995. Cash and cash equivalents increased by $161,000 during such period.

The Company's existing capital resources consist of cash generated by its operating activities and funds available under its line of credit. During the six month periods ended June 30, 1996 and 1995, the Company's operating activities used cash of $2,345,000 and $773,000, respectively.

During the six month periods ended June 30, 1996 and 1995, $227,000 and $501,000, respectively, were invested in property and equipment. Cash paid for acquired businesses, net of cash received totaled $268,000 in 1996. Net borrowings totaled $2,958,000 and $1,880,000 during the six month periods ended June 30, 1996 and 1995, respectively. Proceeds received relating to the issuance of stock totaled $85,000 and $32,000 for the six month periods ended June 30, 1996 and 1995, respectively. During the six month period ended June 30, 1995, which was prior to the merger, $934,000 of distributions were made to the shareholders of Allied Industries, Inc.

The Company's capital requirements consist of its general working capital needs, capital expenditures and the funds necessary to make the payments required under the promissory notes. The Company's general working capital requirements consist of salary costs and related overhead, the purchase price of material and components and subcontract costs incurred prior to the receipt of corresponding progress payments under the contract with respect to which such costs are incurred. Management anticipates that the Company will make approximately $400,000 in capital expenditures during the last six months of 1996. Approximately $1,666,000 in principal payments related to the term loan will be payable during the last six months of 1996.

On October 18, 1995, the Company entered into a $15,000,000 financing agreement with Bank of America which was amended on December 29, 1995 to increase the maximum borrowings to $25,000,000. As amended, the financing consisted of a $10,000,000 term loan plus a $15,000,000 revolving credit facility. On June 28, 1996, the Company further amended the financing agreement to, among other things, increase the revolving credit facility to $20,000,000. The term loan and the line of credit currently bear interest at the prime rate or a calculated interest factor plus the Eurodollar rate. The term loan, maturing December 31 1998, is payable in 12 quarterly payments of principal and interest, while the line of credit is due in full in December 1997, with interest payable monthly. As of June 30, 1996, approximately $4,258,000 was available for borrowing under the Company's revolving credit facility. Management expects that funds available under the credit facility, together with cash generated from operations, will be sufficient to meet the Company's capital requirements for its general working capital needs, capital expenditures and debt service requirements for at least the next 12 months.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which the Company is party or of which any of its property is subject.

Item 2.  Changes in Securities.

                 None.

Item 3.  Defaults Upon Senior Securities.

                 None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

                 None.

Item 5.  Other Information.

                 None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits required to be filed by Item 601 of Regulation S-K.


                          3.1(h)           Certificate of Incorporation of Air-Cure Technologies, Inc., as amended.
                          3.2              Certificate of Amendment to Certificate of Incorporation.

                          3.3(h)           By-Laws of Air-Cure Technologies, Inc., as amended.

                          4.1              Omitted.

                          4.2              Omitted.

                          4.3              Form of Warrant Agreement between Air-Cure and Sanders Morris Mundy Inc. dated
                                           April 24, 1996.

                          4.4              Omitted.

                          4.5(c)           Form of Warrant Agreement between Air-Cure and Sanders Morris Mundy Inc. dated
                                           June 15, 1992.

                          4.6(d)           Form of Warrant Agreement between Air-Cure and Pennsylvania Merchant Group,
                                           Ltd.

                          10.1(f)          Air-Cure 401(k) Employee Retirement Savings Program, as amended June 30, 1994.

                          10.2(i)          Agreement and Plan of Merger, dated October 13, 1995, among Air-Cure
                                           Technologies, Inc., Air-Cure Acquisition Corporation, Allied Industries, Inc.,
                                           Mark E. Johnson and Pierre S. Melcher.

                          10.3(k)          Employment Agreement, dated December 29, 1995, between Air-Cure and Mark E.
                                           Johnson.

                          10.4(k)          Employment Agreement, dated December 29, 1995, between Air-Cure and Pierre S.
                                           Melcher.

                          10.5(g)          Amended and Restated 1990 Stock Option Plan, as amended June 29, 1995.

                          10.6             Omitted.

                          10.7(f)          Lease agreement between Halligan and Labbe Enterprises LLC and Amerex
                                           Industries, Inc., dated May 25, 1994.

                          10.8(d)          Employment Agreement, dated December 17, 1992, between Air-Cure and Michael P.
                                           Lawlor.

                          10.9             Employment Agreement, dated March 1, 1996, between Air-Cure and Lawrance W.
                                           McAfee.

                          10.10            Omitted.

                          10.11(f)         Employment Agreement, dated March 1, 1995 between Air-Cure and John P.
                                           Fitzpatrick.

                          10.12            Omitted.

                          10.13            Omitted.

                          10.14            Omitted.

                          10.15            Omitted.

                          10.16(d)         Form of Stock Option Agreement.

                          10.17            Omitted.

                          10.18            Omitted.

                          10.19(b)         License and Technical Assistance Agreement, dated August 28, 1991, between
                                           Interel Environmental Technologies, Inc. and Heinrich Luhr Staubtechnik GmbH &
                                           Co.

                          10.20            Omitted.

                          10.21            Omitted.

                          10.22            Omitted.

                          10.23            Omitted.

                          10.24(g)         Directors' Stock Option Plan.

                          10.25            Amendment to Directors' Stock Option Plan.

                          10.26(f)         Employees Stock Purchase Plan, as amended December 15, 1994.

                          10.27(e)         Agreement, dated January 31, 1994, between Air-Cure Technologies, Inc. and
                                           Local Union #486, Sheet Metal Worker's International Association.

                          10.28(j)         Credit Agreement dated as of October 18, 1995, among Air-Cure and Bank of
                                           America.

                          10.29(e)         Agreement and Plan of Merger, dated April 5, 1994, among Air-Cure
                                           Environmental, Inc., Air-Cure Acquisition Corporation, Amerex, Inc., Amerex
                                           Industries, Inc. and other parties.

                          10.30(e)         Agreement and Plan of Merger, dated April 28, 1994, among Air-Cure
                                           Environmental, Inc., VIC Acquisition Corporation, VIC Environmental Systems,
                                           Inc. and Ronald E. Lewis.

                          27               Financial Data Schedule
- --------------------

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

                                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AIR-CURE TECHNOLOGIES, INC.



Date:  August 14, 1996                  /s/Lawrance W.McAfee
                                        ----------------------------------------
                                        Lawrance W. McAfee
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Secretary



Date:  August 14, 1996                  /s/David E. Crays
                                        ----------------------------------------
                                        David E. Crays
                                        Corporate Controller and
                                        Assistant Secretary

                                 EXHIBIT INDEX


                          Exhibit
                            No.                             Description
                          -------                           -----------
                          3.1(h)           Certificate of Incorporation of Air-Cure Technologies, Inc., as amended.
                          3.2              Certificate of Amendment to Certificate of Incorporation.
                          3.3(h)           By-Laws of Air-Cure Technologies, Inc., as amended.
                          4.1              Omitted.
                          4.2              Omitted.
                          4.3              Form of Warrant Agreement between Air-Cure and Sanders Morris Mundy Inc. dated
                                           April 24, 1996.
                          4.4              Omitted.
                          4.5(c)           Form of Warrant Agreement between Air-Cure and Sanders Morris Mundy Inc. dated
                                           June 15, 1992.
                          4.6(d)           Form of Warrant Agreement between Air-Cure and Pennsylvania Merchant Group,
                                           Ltd.
                          10.1(f)          Air-Cure 401(k) Employee Retirement Savings Program, as amended June 30, 1994.
                          10.2(i)          Agreement and Plan of Merger, dated October 13, 1995, among Air-Cure
                                           Technologies, Inc., Air-Cure Acquisition Corporation, Allied Industries, Inc.,
                                           Mark E. Johnson and Pierre S. Melcher.
                          10.3(k)          Employment Agreement, dated December 29, 1995, between Air-Cure and Mark E.
                                           Johnson.
                          10.4(k)          Employment Agreement, dated December 29, 1995, between Air-Cure and Pierre S.
                                           Melcher.
                          10.5(g)          Amended and Restated 1990 Stock Option Plan, as amended June 29, 1995.
                          10.6             Omitted.
                          10.7(f)          Lease agreement between Halligan and Labbe Enterprises LLC and Amerex
                                           Industries, Inc., dated May 25, 1994.
                          10.8(d)          Employment Agreement, dated December 17, 1992, between Air-Cure and Michael P.
                                           Lawlor.
                          10.9             Employment Agreement, dated March 1, 1996, between Air-Cure and Lawrance W.
                                           McAfee.
                          10.10            Omitted.
                          10.11(f)         Employment Agreement, dated March 1, 1995 between Air-Cure and John P.
                                           Fitzpatrick.
                          10.12            Omitted.
                          10.13            Omitted.
                          10.14            Omitted.
                          10.15            Omitted.
                          10.16(d)         Form of Stock Option Agreement.
                          10.17            Omitted.
                          10.18            Omitted.
                          10.19(b)         License and Technical Assistance Agreement, dated August 28, 1991, between
                                           Interel Environmental Technologies, Inc. and Heinrich Luhr Staubtechnik GmbH &
                                           Co.
                          10.20            Omitted.
                          10.21            Omitted.
                          10.22            Omitted.
                          10.23            Omitted.
                          10.24(g)         Directors' Stock Option Plan.
                          10.25            Amendment to Directors' Stock Option Plan.
                          10.26(f)         Employees Stock Purchase Plan, as amended December 15, 1994.
                          10.27(e)         Agreement, dated January 31, 1994, between Air-Cure Technologies, Inc. and
                                           Local Union #486, Sheet Metal Worker's International Association.
                          10.28(j)         Credit Agreement dated as of October 18, 1995, among Air-Cure and Bank of
                                           America.
                          10.29(e)         Agreement and Plan of Merger, dated April 5, 1994, among Air-Cure
                                           Environmental, Inc., Air-Cure Acquisition Corporation, Amerex, Inc., Amerex
                                           Industries, Inc. and other parties.
                          10.30(e)         Agreement and Plan of Merger, dated April 28, 1994, among Air-Cure
                                           Environmental, Inc., VIC Acquisition Corporation, VIC Environmental Systems,
                                           Inc. and Ronald E. Lewis.
                          27               Financial Data Schedule


- --------------------

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