Form 10-Q
period 1996-09-30
AIR CURE TECHNOLOGIES INC /DE
filed 1996-11-14
CIK 868755

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       or
              [ ] TRANSITION REORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1996

                         Commission File Number 1-10668


                           AIR-CURE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                    41-1667001
             --------                                    ----------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


               2727 Allen Parkway, Suite 760 Houston, Texas 77019
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


         Registrant's telephone number, including area code 713-285-2700
                                                            ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.
                                   11,498,118
                                   ----------
          (Shares of common stock outstanding as of November 12, 1996)

================================================================================

                  AIR-CURE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    Form 10-Q
                         For The Quarterly Period Ended
                               September 30, 1996

                                                                        Page
PART I - FINANCIAL INFORMATION
------   ---------------------

     ITEM 1:  FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets as of September 30,
              1996 (unaudited) and December 31, 1995 (audited)            3

              Condensed Consolidated Statements of Operations for the
              three and nine month periods ended September 30, 1996
              and 1995 (unaudited)                                        4

              Condensed Consolidated Statements of Cash Flows for the
              nine month periods ended September 30, 1996 and
              1995 (unaudited)                                            5

              Notes to Condensed Consolidated Financial Statements        6


     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                  8


PART II - OTHER INFORMATION                                              12
-------   -----------------

                  AIR-CURE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                           (Current period unaudited)

                                                  September 30,  December 31,
       ASSETS                                         1996          1995(1)
                                                  -------------  ------------
Current Assets:
Cash and cash equivalents                            $ 2,219       $ 2,216
Restricted cash                                          143            83
Due on contracts and other receivables                16,229        22,926
Costs and estimated earnings in excess of billings
  on uncompleted contracts                            23,768        19,369
Inventories                                            3,778         3,944
Refundable income taxes                                  357           832
Prepaid expenses, deposits and other assets              986           502
Deferred tax asset                                       465           453
                                                     -------       -------
                Total Current Assets                  47,945        50,325
                                                     -------       -------

Property and Equipment, net                            5,123         5,392
                                                     -------       -------
Other Assets:
Licenses, trademarks and tradenames, net               4,250         4,400
Excess costs over net assets acquired, net            11,840        12,191
Other assets                                             255            51
                                                     -------       -------
                Total Other Assets                    16,345        16,642
                                                     -------       -------

TOTAL ASSETS                                         $69,413       $72,359
                                                     =======       =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                     $ 8,015       $11,799
Accrued liabilities                                   16,275        14,892
Billings in excess of costs and estimated
   earnings on uncompleted contracts                   1,462           815
Current maturities of long-term obligations            3,332         3,347
Income taxes payable                                      15           124
                                                     -------       -------
                Total Current Liabilities             29,099        30,977

Long-Term Liabilities:
Borrowings under line of credit                       13,500        11,499
Long-term obligations, less current maturities         4,169         6,709
Deferred tax liability                                   257           257
                                                     -------       -------
                Total Liabilities                     47,025        49,442
                                                     -------       -------

Stockholders' Equity:
Preferred stock                                         ---           ---
Common stock                                              11            11
Additional paid-in capital                            20,994        20,901
Retained earnings                                      1,136         1,556
Translation adjustment                                   247           449
                                                     -------       -------
                Total Stockholders' Equity            22,388        22,917
                                                     -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $69,413       $72,359
                                                     =======       =======

(1) The balance sheet at December 31, 1995 is condensed from the audited financial statements at that date.

            See Notes To Condensed Consolidated Financial Statements

                  AIR-CURE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
              (In thousands, except per share amounts) (Unaudited)

                                                  Three months ended               Nine months ended
                                                    September 30,                    September 30,
                                                 ---------------------          -----------------------
                                                   1996          1995            1996            1995
                                                 -------       -------          -------         -------
Revenues                                         $22,992       $32,627          $72,185         $89,067
Cost of revenues                                  18,332        26,840           57,389          73,220
                                                 -------       -------          -------         -------
        Gross profit                               4,660         5,787           14,796          15,847

Selling, general and administrative expenses       2,655         2,770            7,648           8,296
Sales commissions                                    520           801            2,222           1,592
Depreciation and amortization                        329           257              812             766
Restructuring costs                                 ----          ----            3,500            ----
                                                 -------       -------          -------         -------
        Operating profit                           1,156         1,959              614           5,193
                                                 -------       -------          -------         -------
Other income (expense):
   Interest expense, net                            (445)         (409)          (1,299)         (1,048)
   Miscellaneous, net                                 (4)           (5)              40             259
                                                 -------       -------          -------         -------
        Total other expense                         (449)         (414)          (1,259)           (789)
                                                 -------       -------          -------         -------
Earnings (loss) before income taxes                  707         1,545             (645)          4,404
Income tax provision (benefit)                       279           440             (225)          1,050
                                                 -------       -------          -------         -------
        Net earnings (loss)                      $   428       $ 1,105          $  (420)        $ 3,354
                                                 =======       =======          =======         =======

Net earnings (loss) per share                    $  0.04       $  0.10          $ (0.04)        $  0.29
                                                 =======       =======          =======         =======

Weighted average common and common
     equivalent shares outstanding                11,568        11,466           11,466          11,454
                                                 =======       =======          =======         =======


            See Notes To Condensed Consolidated Financial Statements

                  AIR-CURE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (In thousands)
                                  (Unaudited)


                                                          1996          1995
                                                         ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                       ($420)       $3,354
Adjustments to reconcile net earnings (loss) to
 net cash provided (used) by operating activities:
   Depreciation and amortization                          1,238         1,318
   Deferred income tax benefit                              (12)         (203)
   Changes in assets and liabilities:
      Restricted cash                                       (61)          500
      Due on contracts and other receivables, net         6,662        (6,284)
      Inventories                                           163           753
      Costs and estimated earnings in excess of
         billings on uncompleted contracts               (4,500)      (12,546)
      Prepaid expenses, deposits and other assets          (362)         (711)
      Refundable income taxes                               475           ---
      Accounts payable and accrued liabilities           (2,295)       12,098
      Billings in excess of costs and estimated earnings
         on uncompleted contracts                           676        (1,778)
      Income taxes payable                                 (108)          755
      Other                                                (343)         (234)
                                                         ------        ------
        Net cash provided (used) by operating activities  1,113        (2,978)
                                                         ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquired businesses, net of cash acquired    (268)          (11)
Purchases of property and equipment                        (384)         (765)
                                                         ------        ------
        Net cash used by investing activities              (652)         (776)
                                                         ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations                         ---         3,663
Payments of long-term obligations                        (2,499)       (1,643)
Net borrowings under line of credit                       2,002         1,099
Distributions to shareholders of pooled company             ---        (1,133)
Proceeds from exercise of stock options                      93            33
                                                         ------        ------
        Net cash used by financing activities              (404)        2,019
                                                         ------        ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (54)          194
                                                         ------        ------

Net increase (decrease) in cash and cash equivalents          3        (1,541)
Cash and cash equivalents, beginning of period            2,216         1,541
                                                         ------        ------
Cash and cash equivalents, end of period                 $2,219           ---
                                                         ======        ======


            See Notes To Condensed Consolidated Financial Statements

                  AIR-CURE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Regulation S-X pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

In the opinion of management, the unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30,1996, the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and the cash flows for the nine month periods ended September 30, 1996 and 1995. The 1996 interim results are not necessarily indicative of what actual results will be for the entire year.

Net earnings (loss) per share are computed based on the weighted average number of shares and dilutive equivalent shares of common stock, including stock options and warrants, outstanding during each year using the treasury stock method.

Certain reclassifications have been made to the prior year's financial statements in order to conform with the classifications adopted for reporting in fiscal 1996.

NOTE 2 -  DUE ON CONTRACTS AND OTHER RECEIVABLES

                                                    September 30,  December 31,
                                                         1996          1995
                                                    -------------  ------------
 Due on contracts and other receivables consist of:

         Billings on completed contracts and
           contracts in progress                     $15,345,000    $21,482,000
         Retained contract receivables                   879,000      1,278,000
         Other miscellaneous receivables                 195,000        361,000
         Allowance for doubtful accounts             (   190,000)    (  195,000)
                                                     -----------    -----------
                                                     $16,229,000    $22,926,000
                                                     ===========    ===========

NOTE 3 -  ACCRUED LIABILITIES

                                                  September 30,   December 31,
                                                        1996         1995
                                                  -------------   ------------
Accrued liabilities consist of:
         Job costs                                 $12,144,000     $10,854,000
         Warranties                                    287,000         419,000
         Compensation                                1,985,000       2,359,000
         Miscellaneous                               1,859,000       1,260,000
                                                   -----------     -----------
                                                   $16,275,000     $14,892,000
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

Effective January 1, 1995, Allied was granted S Corporation tax status. Accordingly, Allied did not pay U.S. Federal income taxes for the period from January 1, 1995 through December 28, 1995 (the date of merger). If Allied had been a C Corporation for the period ended December 28, 1995, an additional provision for income taxes of $215,000 and $853,000, respectively, would have been recorded for the three and nine month periods ended September 30, 1995 resulting in a pro forma net earnings for the Company of approximately, $890,000 and $2,501,000 , respectively, and pro forma net earnings per share of $0.08 and $0.22, respectively.


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


NOTE 6 - SUBSEQUENT EVENTS

On September 20, 1996, the Company announced that it entered into a definitive agreement to purchase Ohmstede, Inc. for approximately $52 million. The acquisition, if consummated, will be accounted for as a purchase. Ohmstede is the largest manufacturer of shell and tube heat exchangers in the United States. The Company plans to finance the acquisition with bank financing and a private placement of subordinated debt.

                                     ITEM 2
                                     ------
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared To Three Months Ended September 30, 1995:

Revenues. Revenues for the three month period ended September 30, 1996 totaled $22,992,000, versus $32,627,000 for the corresponding period in 1995, a $9,635,000 decrease in revenues. The quarter over quarter decrease in revenue is due primarily to an unusually high revenue period in 1995 resulting from several large contracts which were recognized. Revenues from North American operations for the three month period ended September 30, 1996 and 1995 totaled $19,805,000 and $29,784,000, respectively, with the European and Asian operations combined totaling $3,187,000 and $2,843,000, respectively. In the first quarter of 1996 the Company announced a restructuring plan to focus on consolidation of its operations and a desire to enhance margins after the more than 60% increase in revenues from 1994 to 1995.

Gross Profit. Gross profit decreased to $4,660,000 (20% margin) for the three month period ended September 30, 1996 from $5,787,000 (18% margin) for the same period in the previous year, as a result of decreased revenues. The gross profit margin percentage has increased due to sales of a more profitable mix of products during the period and less pass through business to sub-contractors. The gross profit from North American operations for the three month period ended September 30, 1996 and 1995 totaled $3,773,000 (19% margin) and $5,133,000 (17% margin), respectively, with the European and Asian operations combined totaling $887,000 (28% margin) and $654,000 (23% margin), respectively.

Operating Expenses. Selling, general and administrative (S,G&A) expenses for the three month period ended September 30, 1996 decreased to $2,655,000 from $2,770,000 for the same period in 1995. The Company's continuing focus on both restructuring its operations and cost containment contributed to the decline. Sales commissions totaled $520,000 and $801,000 for the three months ended September 30, 1996 and 1995, respectively.

Interest. Net interest expense of $445,000 and $409,000 during the third quarters of 1996 and 1995, respectively, relates to debt for acquisitions and for the Company's line of credit for working capital purposes. The increase in the interest expense in 1996 compared to the corresponding period in 1995 is due to a small increase in the average outstanding balance on the line of credit.

Net Earnings. Net earnings for the three month period ended September 30, 1996, decreased compared to the corresponding period in 1995 due to (i) a decrease in revenues at two of the Company's divisions, and (ii) an increase in income tax expense because Allied, which was taxed as a C corporation in 1996, was not taxed in 1995 since it was an S corporation. The effective tax rate is higher than the federal statutory rate due to state income taxes and nondeductible amortization of intangible assets.

Backlog. The Company's backlog represents revenue which is expected to be recognized in subsequent periods with respect to contracts which have been awarded as of the date on which backlog has been calculated. Depending upon the length of time required to perform its contracts, the Company's results of operations reflect the volume and pricing of orders received. As of September 30, 1996, the Company had an estimated backlog of work under contracts believed to be firm of approximately $29,226,000, 15% of which is attributable to one customer. As of December 31, 1995, the Company had an estimated backlog of approximately $28,105,000, 20% of which was attributable to a project for one customer. The Company expects to complete virtually all of its backlog as of September 30, 1996 within the next twelve months.

Nine Months Ended September 30,1996 Compared To Nine Months Ended September 30, 1995:

Revenues. Revenues for the nine month period ended September 30, 1996 totaled $72,185,000, a $16,882,000 decrease in revenues from the corresponding period in 1995. The revenue decrease resulted from the above discussed restructuring plan and unusually high revenue in the 1995 period from several large contracts. Combined revenues from the Company's European and Asian operations were $10,560,000 and $7,524,000, respectively, for the nine months ended September 30, 1996 and 1995.

Gross profit. Gross profit was $14,796,000 and $15,847,000, respectively, for the nine month periods ended September 30, 1996 and 1995; however, the gross margin percentage improved to 21%in fiscal 1996 from 18% in fiscal 1995. The gross profit from North American operations for the nine months ended September 30, 1996 and 1995 totaled $11,909,000 (19% margin) and $14,251,000
(17% margin), respectively, with the European and Asian operations totaling $2,887,000 (27% margin), and $1,596,000 (21% margin), respectively.

Selling, General and Administrative Expenses. S, G &A expenses for the nine month period ended September 30, 1996 decreased to $7,648,000 from $8,296,000 for the same period in 1995. The Company's focus on both restructuring its operations and cost containment, including reductions in personnel and office space, contributed to declines in salary and rent expense.

Restructuring Costs. A restructuring charge totaling $4,200,000 was taken during the first quarter of fiscal 1996. The charge includes the estimated future cost of the employment agreement, including severance, with the former president and chief executive officer who was replaced in March 1996, and the anticipated cost to implement management's plan to reduce the Company's overall cost structure including employee severance, lease and other contract buyouts, inventory and other asset impairments, excess machinery disposal, and other costs. These charges are reflected as restructuring costs of $3,500,000 and a reserve of $700,000 which has been included in cost of revenues.

Interest. Interest expense during the first nine months of 1996 was $1,299,000 compared to $1,048,000 for the comparable period in 1995. The increase is attributable to an increase in the average outstanding borrowings on the Company's line of credit.

Net Earnings (Loss). Net earnings for the nine months ended September 30, 1996, decreased over the comparable period in 1995 as a result of (i) the restructuring charge described in Note 5 to the financial statements which had a net of tax impact of $2,646,000, (ii) Allied earnings in 1995 were taxed as an S corporation which had a net tax impact of $853,000 and (iii) a decrease in revenue in 1996 over 1995 as a result of unusually high revenue in 1995 from several large contracts which had a net tax impact of $275,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $18,846,000 at September 30, 1996, compared to $19,348,000 at December 31, 1995. Cash and cash equivalents were essentially constant during such period.

The Company's capital resources consist of cash and cash equivalents generated by its operating activities and funds available under its line of credit. During the nine month period ended September 30, 1996, the Company's operating activities provided cash of $1,113,000. Conversely, during the nine month period ended September 30, 1995, the Company's operating activities used cash of $2,978,000.

During the nine month periods ended September 30, 1996 and 1995, $384,000 and $765,000, respectively, were invested in property and equipment. Cash paid for acquired businesses, net of cash received totaled $268,000 in 1996. Net borrowings under the line of credit totaled $2,002,000 and $1,099,000 during the nine month periods ended September 30, 1996 and 1995, respectively. Payments of long-term obligations were $2,499,000 and $1,643,000 during the nine month periods ended September 30, 1996 and 1995, respectively. Proceeds received relating to the issuance of stock from the exercise of stock options totaled $93,000 and $33,000 for the nine month periods ended September 30, 1996 and 1995, respectively. During the nine month period ended September 30, 1995, which was prior to the Allied merger, $1,133,000 of distributions were made to the shareholders of Allied.

The Company's capital requirements consist of its general working capital needs, capital expenditures and the funds necessary to make the payments required under the promissory notes. The Company's general working capital requirements consist of salary costs and related overhead, the purchase price of material and components and subcontract costs incurred prior to the receipt of corresponding progress payments under the contract with respect to which such costs are incurred. Management anticipates that the Company will make approximately $300,000 in capital expenditures during the last three months of 1996. Approximately $833,000 in principal payments related to the term loan will be payable during the last three months of 1996.

On October 18, 1995, the Company entered into a $15,000,000 financing agreement with Bank of America which was amended on December 29, 1995 to increase the maximum borrowings to $25,000,000. As amended, the financing consisted of a $10,000,000 term loan plus a $15,000,000 revolving credit facility. On June 28, 1996, the Company further amended the financing agreement to, among other things, increase the revolving credit facility to $20,000,000. The term loan and the line of credit currently bear interest at the prime rate or the Eurodollar rate plus a calculated interest factor. The term loan, maturing December 31 1998, is payable in 12 quarterly payments of principal and interest, while the line of credit is due in full in December 1997, with interest payable monthly. As of September 30, 1996, approximately $6,000,000 was available for borrowing under the Company's revolving credit facility. As more fully described in Note 6 to the financial statements, the Company is in the process of entering into an agreement which will extend the term of its credit facilities. Management expects that funds available under this credit facility, together with cash generated from operations, will be sufficient to meet the Company's capital requirements for its general working capital needs, capital expenditures and debt service requirements for at least the next 12 months.

FORWARD LOOKING STATEMENTS AND ASSUMPTIONS

This Quarterly Report on Form 10-Q may contain or incorporate by reference certain forward-looking statements, including by way of illustration and not of limitation, statements relating to liquidity, revenues, expenses and margins. The Company strongly encourages readers to note that some or all of the assumptions, upon which such forward-looking statements are based, are beyond the Company's ability to control or estimate precisely, and may in some cases be subject to rapid and material changes.

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

                  None.

Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

                  None.

Item 5.  Other Information.

On September 19, 1996, the Company, along with Ohmstede, Inc., executed an Agreement and Plan of Merger whereby shareholders of Ohmstede, Inc. will receive total cash consideration of $52 million for all of the outstanding stock of Ohmstede, Inc. Upon closing of the merger, Ohmstede, Inc. will become a wholly-owned subsidiary of the Company. A copy of the Agreement and Plan of Merger and a copy of the Company's news release announcing the acquisition are attached as exhibits to this Form 10-Q. This summary description of the transaction does not purport to be complete and is qualified by reference to the news release and the Agreement and Plan of Merger.

Item 6.  Exhibits and Reports on Form 8-K.

              (a) Exhibits required to be filed by Item 601 of Regulation S-K.


                   3.1h Certificate of Incorporation of Air-Cure Technologies, Inc., as amended.

                   3.2l     Certificate of Amendment to Certificate
                            of Incorporation.

                   3.3h     By-Laws of Air-Cure Technologies, Inc., as amended.

                   3.4      Certificate of Amendment to Certificate of
                            Incorporation.

                   4.1      Omitted.

                   4.2      Omitted.

                   4.3l Form of Warrant Agreement between Air-Cure and Sanders Morris Mundy Inc. dated April 24, 1996.

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

                  10.3k Employment Agreement, dated December 29, 1995, between Air-Cure and Mark E. Johnson.

                  10.4 k Employment Agreement, dated December 29, 1995, between Air-Cure and Pierre S. Melcher.

                  10.5g Amended and Restated 1990 Stock Option Plan, as amended June 29, 1995.

                  10.6     Omitted.

                  10.7f Lease agreement between Halligan and Labbe Enterprises LLC and Amerex Industries, Inc., dated May 25, 1994.

                  10.8d Employment Agreement, dated December 17, 1992, between Air-Cure and Michael P. Lawlor.

                  10.9l Employment Agreement, dated March 1, 1996, between Air-Cure and Lawrance W. McAfee.

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

                  10.20    Omitted.

                  10.21    Omitted.

                  10.22    Omitted.

                  10.23    Omitted.

                  10.24g   Directors' Stock Option Plan.

                  10.25l   Amendment to Directors' Stock Option Plan.

                  10.26f Employees Stock Purchase Plan, as amended December 15, 1994.

                  10.27e Agreement, dated January 31, 1994, between Air-Cure Technologies, Inc. and Local Union #486, Sheet Metal Worker's International Association.

                  10.28j Credit Agreement dated as of October 18, 1995, among Air-Cure and Bank of America.

                  10.29e Agreement and Plan of Merger, dated April 5, 1994, among Air-Cure Environmental, Inc., Air-Cure Acquisition Corporation, Amerex, Inc., Amerex Industries, Inc. and other parties.

                  10.30e Agreement and Plan of Merger, dated April 28, 1994, among Air-Cure Environmental, Inc., VIC Acquisition Corporation, VIC Environmental Systems, Inc. and Ronald E. Lewis.

                  10.31 Agreement and Plan of Merger, dated September 19, 1996, among Air-Cure Technologies, Inc., Ohmstede, Inc. and Air-Cure Acquisition, Inc. (filed herewith).

                  20.1 News Release of Air-Cure Technologies, Inc. dated September 20, 1996. (filed herewith).

                  27       Financial Data Schedule

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

     l Incorporated by reference. Documents were previously filed as exhibits to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 1-10668).


                  (b)      Reports on Form 8-K.

                                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AIR-CURE TECHNOLOGIES, INC.



Date:  November 14, 1996                     /s/ Lawrance W. McAfee
                                             ---------------------------
                                             Lawrance W. McAfee
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Secretary



Date:  November 14, 1996                     /s/ David E. Crays
                                             ---------------------------
                                             David E. Crays
                                             Corporate Controller and
                                             Assistant Secretary

                                EXHIBIT INDEX


             Exhibit 3.4   - Certificate of Amendment to Certificate of
                             Incorporation.

             Exhibit 10.31 - Agreement of Merger

             Exhibit 20.1  - Press Release

             Exhibit 27    - Financial Data Schedule