Form 10-K
period 1996-12-31
ITEQ INC
filed 1997-03-13
CIK 868755

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                             ---------------------

                                   FORM 10-K

                             ---------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER: 1-10668

                                     ITEQ, INC.
               (Exact name of registrant as specified in its charter)

                   DELAWARE                                      47-1667001
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

              2727 ALLEN PARKWAY, SUITE 760, HOUSTON, TEXAS 77019
              (Address of principal executive offices) (zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 713-285-2700

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock, $.001 par value                      Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No  [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 6, 1997 was $56,289,031. As of March 6, 1997, there were 11,601,346 shares of the registrant's Common Stock, $.001 par value, outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE. Certain portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders ("Proxy Statement") are incorporated in Part III by reference.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    5
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters.........................................    6
Item 6.   Selected Financial Data.....................................    7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of   Operations.................................    8
Item 8.   Financial Statements and Supplementary Data.................   12
Item 9.   Disagreements on Accounting and Financial Disclosure........   12

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........   12
Item 11.  Executive Compensation......................................   12
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   12
Item 13.  Certain Relationships and Related Transactions..............   12

                                    PART IV

Item 14.  Financial Statements and Financial Statement Schedule,
          Exhibits and Reports on Form 8-K............................   13

                                     PART I
ITEM 1. BUSINESS

GENERAL

     ITEQ is a rapidly growing provider of manufactured equipment, engineered systems and services used in the processing, treatment and movement of gases and liquids. It is the leading domestic manufacturer of shell and tube heat exchangers, principally for petrochemical and refining applications, and a leading producer of baghouses, scrubbers, fans and other filtration systems and components for environmental and general industrial applications. ITEQ also manufactures specialized process equipment, such as reactors, blenders, stacks, towers, columns and pressure vessels, principally for the refining, petrochemical and plastics industries. The Company operates internationally, with its equipment, systems and services sold or utilized in over 30 countries worldwide.

     The Company was incorporated in Delaware in 1990 under the name Air-Cure Environmental, Inc. The Company changed its name in 1993 to Air-Cure Technologies, Inc. and in March 1997, the Company changed its name to ITEQ, Inc. The ITEQ name stands for "international, technologies and equipment." The Company's principal executive offices are located at 2727 Allen Parkway, Suite 760, Houston, Texas 77019, and its telephone number is (713) 285-2700.

ACQUISITION HISTORY AND PROSPECTS

     Completed Acquisitions. Since its inception in 1990, the Company has experienced substantial growth through acquisitions. The Company's business was originally focused on the highly regulated air pollution control industry. However, in 1995, with the Allied Industries, Inc. ("Allied") acquisition, the Company began to increase its focus on the process equipment business. Consistent with this focus, in November 1996 the Company completed the acquisition of Ohmstede, Inc. ("Ohmstede") and sold Air-Cure, Inc. The following table sets forth certain information concerning the businesses which had been acquired by ITEQ through December 31, 1996.

                                 DATE                 PRINCIPAL
      ACQUIRED COMPANY         ACQUIRED                PRODUCTS                       INDUSTRY SERVED
-----------------------------  --------   ----------------------------------  -------------------------------
Air-Cure, Inc.(1)                1990     Fabric filters                      Electric utilities, coal
Interel, Inc.                    1991     Dry scrubbers, packed and mini      Waste treatment, foundry,
                                          scrubbers, heat exchangers          smelter
Ceilcote Air Pollution           1992     Wet scrubbers, tower internals,     Microelectronics, chemical
  Control, Inc.                           FRP fans                            processing, waste treatment,
                                                                              food processing
VIC Environmental Systems,       1994     Carbon adsorption systems           Pharmaceutical, rubber
  Inc.
Amerex Industries, Inc.          1994     Fabric filters, wet and dry         Steel, cement and lime,
                                          scrubbers, heat exchangers          refining, foundry
Allied Industries, Inc.(2)       1995     Air separation equipment,           Petrochemical, plastics,
                                          reactors, blenders, stacks, towers  refining
                                          and columns, pressure vessels
Ohmstede, Inc.                   1996     Heat exchangers                     Petrochemical, refining

---------------

(1) Divested in November 1996.

(2) Accounted for as a pooling-of-interests; all other acquisitions accounted for as purchases.

     Pending Acquisition. In March 1997, the Company entered into a letter of intent to purchase Exell, Inc. and an affiliated partnership (collectively, "Exell") for a cash purchase price of approximately $10.4 million, subject to certain adjustments. Exell is a manufacturer of shell and tube heat exchangers and a principal competitor of the Company's heat exchanger manufacturing operation. For its fiscal year ended September 30, 1996, Exell reported revenues of $25 million. The transaction is presently scheduled to close by June 1997, but remains subject to completion of a definitive agreement and to the satisfaction of customary contractual conditions and regulatory approvals; accordingly, there can be no assurance that the transaction will be consummated.

PRODUCTS AND SERVICES

     The following table sets forth, for the periods indicated, the contribution to the Company's revenues from its significant classes of products and services:

                                                                    NINE
                                    FISCAL YEAR   FISCAL YEAR      MONTHS
                                       ENDED         ENDED         ENDED          YEAR ENDED DECEMBER 31,
                                     MARCH 31,     MARCH 31,    DECEMBER 31,   -----------------------------
                                       1992          1993           1993        1994       1995     1996(1)
                                    -----------   -----------   ------------   -------   --------   --------
                                                                 (IN THOUSANDS)
Filtration equipment..............    $7,026        $12,790        $27,859     $44,713   $ 74,511   $ 64,331
Heat exchangers and other process
  equipment.......................        --             --             --      17,113     38,653     46,473
                                      ------        -------        -------     -------   --------   --------
                                      $7,026        $12,790        $27,859     $61,826   $113,164   $110,804
                                      ======        =======        =======     =======   ========   ========

---------------

(1) Ohmstede was acquired effective November 1, 1996 in a transaction accounted for as a purchase. Includes the reported revenues of Ohmstede for the two-month period subsequent to acquisition.

     For information with respect to the Company's financial data by geographic location, see Note 10 to the Consolidated Financial Statements.

     Filtration. Filtration products are marketed by the Company under the Amerex, VIC Environmental Systems, Ceilcote Air Pollution Control, Interel, Tellerette(R) and IWS tradenames to engineering and construction firms and directly to end-users for environmental and general industrial applications. Such systems operate by filtering air or gas through many large filter bags ("baghouses") that capture ambient particulate matter or by venting a particulate-laden air stream through an aerosol spray which captures the particulates ("scrubbers"). Baghouses and scrubbers are custom designed systems which may be of substantial scale and incorporate a variety of products manufactured by the Company. These include wet scrubbers, dry scrubbers, axial and centrifugal fiberglass reinforced plastic fans, heat exchangers, ductwork, aeration towers (strippers), scrubber packing, tower internals, air washers, carbon adsorption systems, quenches, cooling and condensing towers, mist eliminators and pneumatic conveying systems. Such products are sold as components to other systems fabricators or incorporated into complete systems designed and constructed by the Company.

     Heat Exchangers. The Company's line of custom-built shell and tube heat exchangers are marketed under the well-established Ohmstede name primarily to the petrochemical and refining industries in the Gulf Coast area. ITEQ intends to pursue increased sales of new heat exchangers by marketing its products throughout the United States and internationally by capitalizing on its existing distribution network and customer relationships. The Company has a substantial installed base of heat exchangers, since Ohmstede units were marketed for more than 40 years by the family-owned business acquired by the Company in November 1996. Aftermarket services are provided both in the field and on Company premises and may consist of a variety of services ranging from minor field repair and maintenance to de-coking (i.e., the removal of fouling from tubes) or complete unit reconstruction.

     Shell and tube heat exchangers are used in a variety of temperature control, heating and cooling, and other plant operation applications and are integrated into a variety of industrial processes that allow heat to be transferred from one fluid or gas involved in the process to another. Usually the fluid being cooled runs through a series of tubes in the heat exchanger, while the cooling fluid flows simultaneously in the opposite direction in the void between the outer shell of the units and the tube bundles. In the petrochemical and power industries, this type of exchanger is used as feedwater heaters and surface condensers for plant operations.

     Process Equipment. The Company designs and manufactures custom process and containment equipment, which are marketed under the Allied Industries name, primarily to the refining, petrochemical and plastics industries. ITEQ intends to pursue increased sales of process equipment by cross-selling to Ohmstede's customers. It emphasizes the engineering and fabrication of large-diameter vessels, thin-walled aluminum vessels, cryogenic application vessels, and vessels requiring careful handling for applications in which cleanliness and corrosion resistance are vital to product purity. The Company has particular expertise in the fabrication of welded structures and vessels made of aluminum, stainless steel and such exotic metals as hastelloy, incoloy, and clad composite metals. Process and containment equipment is used in applications where fluid flow, heat transfer and mass transfer are employed in continuous batch processes to convert crude oil, natural gas and coal into fuel, lubricants, petrochemicals and specialty products, and in the air separation industry to separate component gases from air using cryogenic, adsorption and membrane technologies.

SALES AND MARKETING

     The Company's products are marketed primarily through approximately 75 commission-based, independent representative organizations, each operating in an exclusive territory and serving engineering firms and specialized industrial customers located in that territory. In addition to sales activities at Company offices, ITEQ also maintains sales offices in Denver, Pittsburgh and Ontario, Canada, from which its own marketing support personnel assist the representative organizations and, in those geographic areas not served by representative organizations, make direct marketing calls on potential customers. Inquiries from potential customers are referred to Company engineering personnel for any necessary product or system design and for job cost estimation and preparation of price quotations or bid packages for submission to the prospective customer. The interval between customer inquiry and confirmation of an order or contract execution varies substantially. In general, orders are filled for components and small systems on a purchase order basis at fixed prices on normal 30-day trade terms, and larger, more complex systems involving long lead times are filled on a contract basis. Though contract terms are subject to considerable variation, contracts normally provide for progress payments, price adjustment provisions during periods when metal goods prices are subject to volatility and, except for sales from certain foreign subsidiaries, are either dollar denominated or payable in currencies with fixed exchange rates against the dollar. As a result, working capital, raw material pricing, and currency translation risks are not significant to the Company. Substantially all contracts for products to be exported for sale are secured by letters of credit drawn on major commercial banks. In certain instances, particularly in the performance of aftermarket heat exchanger services, work may be undertaken on a time and materials basis on normal 30-day credit terms.

     Consistent with emerging industry trends, the Company has also entered into formal "corporate alliances" with certain of its customers, under which the Company has been designated a preferred vendor for various products. The Company intends to continue to pursue additional strategic alliances or other corporate partnering arrangements. In addition, the Company will continue its emphasis on aftermarket sales and services in an effort to offset the cyclical nature of industry capital spending.

MARKET CONDITIONS AND COMPETITION

     Market Conditions. The industrial equipment markets in which ITEQ operates are mature. Worldwide capital expenditures for hydrocarbon processing equipment and air filtration equipment have averaged about $40 billion per year in recent years, with approximately 30% attributable to domestic spending. Although the Company's products and services are utilized in a number of industrial applications, a majority of its recent annual revenues has been attributable to the petrochemical and refining industries. A significant portion of ITEQ's revenues from those markets is attributable to plant expansions and upgrades, maintenance and the construction of new industrial capacity abroad. In an effort to minimize the effects of cyclical capital spending, ITEQ intends increasingly to emphasize greater market penetration in aftermarkets and diversification into less competitive international markets, and other less cyclical domestic markets by capitalizing on its broad range of product lines with potential customers and through extension of its "corporate alliance" program into other industries. See " -- Significant Customers". In addition, the Company seeks to carry minimal inventories of raw materials and components and maintain a reasonable balance between the manufacture and purchase of product components and subassemblies. Since virtually all the Company's revenues are attributable to products and systems manufactured to customer specifications, it carries almost no finished goods inventory and purchases raw materials, components and subassemblies only on a job specific, often "just in time" basis. During the year ended December 31, 1996, certain components and subassemblies were purchased from numerous subcontractors, typically under fixed price arrangements. Should the need arise, the Company believes that any subcontractor can be replaced without significant disruption to its business.

     Competition. All the markets in which the Company competes in North America are highly fragmented, and most competitors in these niche markets are relatively small, privately-held businesses. In North American markets, competition is based on several competitive factors, including reputation, manufacturing capabilities, availability of plant capacity, price, performance and dependability. In foreign markets, competition varies widely. In some international markets, price competition is more intense than that prevailing in North America while in others, where prior relationships and product quality receive more customer emphasis than do marginal pricing differentials, price competition is less intensive. As a result of innovative design solutions, quality of product workmanship and dependability of "on time" performance, ITEQ's product and services are sold, in certain circumstances, in situations where it is not the low bidder. A significant portion of the Company's annual revenues represents repeat business from its customers.

     With increasing frequency, the Company is asked by end-users to submit proposals or bids for entire filtration systems, thus bypassing engineering and construction firms in the procurement process. When awarded such jobs, the Company designs the entire system, purchases certain "off-the-shelf" or fabricated components from vendors or subcontractors, and manufactures those portions of the system for which it has particular expertise. The partially completed system is then delivered to the customer's site for final assembly and installation by field construction personnel who may be subcontractors for or supervised by the Company.

ENVIRONMENTAL MATTERS

     ITEQ is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act (including the 1990 Amendments) ("CAA") and the Resource Conservation and Recovery Act ("RCRA"). Each of these statutes allows the imposition of substantial civil and criminal penalties, as well as permit revocation, for violations of the requirements. Although the Company's operations may involve environmental management issues typically associated with manufacturing operations, the Company believes that it is in material compliance with all environmental laws. The Company has no current plans for substantial capital expenditures in this area. It is not a party to any threatened or pending legal proceedings or administrative actions relating to the environment. It is possible that future developments, such as changes in existing laws, regulations or enforcement practices under environmental laws, could lead to material costs of environmental compliance and cleanup by the Company.

SIGNIFICANT CUSTOMERS

     Historically, the Company's principal customers have been international refining and petrochemical processors, steel producers, foundries, mining and waste treatment concerns. Recently, ITEQ's customer base has been expanded to include steel mini-mills and microelectronics manufacturers. The Company is a designated preferred vendor for various products under its formal "corporate alliance" program with certain of its customers, including Amoco Corporation, Bechtel Group, Chevron Corporation, Lyondell-Citgo, Dow Chemical, E. I. Du Pont, Olin Corporation and Hoechst Celanese. The Company intends to continue its focus on entering into additional strategic alliances or other corporate partnering arrangements. Due to the contractual nature of the Company's operations, it is anticipated that significant portions of future consolidated revenues may be attributable to a limited number of customers in any particular year, although it is likely that the particular customers may vary from year to year.

BACKLOG

     At December 31, 1996, the Company's backlog was $56.7 million, compared with $28.1 million at December 31, 1995. Such backlog consisted of written orders or commitments believed to be firm and, with respect to 1996, includes backlog attributable to Ohmstede. Contracts for products and services are occasionally varied or modified by mutual consent and in certain instances may be cancelable by the customer on short notice without substantial penalty. As a result, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any subsequent fiscal period. It is, however, anticipated that substantially all of the orders and commitments included in backlog at December 31, 1996 will be completed within the next twelve months.

EMPLOYEES

     At December 31, 1996, the Company employed approximately 1,000 full-time personnel, including approximately 180 unionized employees at four domestic manufacturing facilities who are subject to collective bargaining agreements. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company leases 4,768 square feet in Houston, Texas for its corporate offices. The lease expires June 30, 2001.

     Allied leases a 17.2 acre facility in Houston which has 185,000 square feet of manufacturing space, 30,000 square feet of warehouse space, 30,000 square feet of office space, and 55,000 square feet of other facilities. The initial term of the lease expires in February 1999, subject to renewal at Allied's option for five additional years. The facility is adjacent to the Houston ship channel and has ready access to road, rail and water transportation.

     Ohmstede's operations are conducted from plants and related office space located in Beaumont, Corpus Christi and LaPorte, Texas and in Lake Charles and St. Gabriel, Louisiana. The five plants, all of which are owned, encompass approximately 385,000 square feet of manufacturing and related office space. As of December 31, 1996, the net book value of the land and the buildings and improvements was $0.7 million and $4.4 million, respectively.

     Amerex is located in Woodstock, Georgia, where it leases 10,400 square feet of office and warehouse space, which lease expires June 30, 1999. Amerex leases an additional 8,200 square feet of office space in Woodstock under two separate leases of 5,200 square feet and 3,000 square feet, which leases expire September 30, 2001 and June 30, 2000, respectively. Amerex also has an 1,156 square foot sales office in Denver, Colorado under a lease which expires November 14, 1997.

     Ceilcote Air Pollution Control's North American operations maintain office facilities in three principal locations and lease a 26,000 square foot manufacturing facility and a 7,500 square foot storage facility in La Grange, Ohio. The principal North American operations are located in office and laboratory space aggregating 11,016 square feet in Strongsville, Ohio under a lease that expires in January 2010. The lease of the La Grange facility expires March 31, 1999.

     Ceilcote Air Pollution Control's European operations are located in 5,542 square feet of office space in Biebesheim, Germany. The lease of the office space expires in June 1997, and the lease of the manufacturing space expires in June 1997.

     Ceilcote Air Pollution Control's Far East leases office and manufacturing space in Singapore. The lease expires May 31, 1998.

ITEM 3. LEGAL PROCEEDINGS

     Certain of the Company's subsidiaries are parties to legal proceedings in the ordinary course of business. While the outcome of lawsuits or other proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ITEQ." The high and low sales prices per share for the periods indicated were as follows:

                                                               HIGH     LOW
                                                               ----     ---
1995
  First Quarter.............................................   3 3/8    2 3/16
  Second Quarter............................................   2 15/16  2
  Third Quarter.............................................   4 3/4    2 5/16
  Fourth Quarter............................................   4 3/8    3 1/4

1996
  First Quarter.............................................   4 1/2    3 1/4
  Second Quarter............................................   4 1/4    3 3/8
  Third Quarter.............................................   5 1/8    2 7/8
  Fourth Quarter............................................   5        4 1/8

     On March 11, 1997, the last reported sale price for the Common Stock, as quoted by the Nasdaq National Market, was $7.125 per share. As of the same date, there were approximately 160 holders of record of the Common Stock, and the Company estimates that there are over 2,000 beneficial owners of Common Stock.

     In November 1996, the Company issued Senior Subordinated Notes ("Subordinated Notes") to two institutional lenders in an aggregate amount of $15 million which mature November 18, 2003. As additional consideration, the Subordinated Note holders received warrants to purchase an aggregate of 1,760,000 shares of the Company's common stock at $5.10 per share, subject to adjustment. The warrants were issued in a private placement in reliance on
Section 4(2) of the Securities Act of 1933, as amended. The warrants may be exercised at any time prior to expiration on November 18, 2003.

DIVIDEND POLICY

     The Company has never declared or paid cash dividends on the Common Stock. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. Furthermore, the Company is prohibited from declaring or paying cash dividends on its capital stock under the terms of certain of the Company's indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial data for each of the years ended March 31, 1992 and 1993, the nine month period ended December 31, 1993, and the years ended December 31, 1994, 1995 and 1996 is derived from the audited consolidated financial statements of the Company. Historical results of operations, percentage fluctuations and any trends that may be inferred from the data below are not necessarily indicative of the results of operations for any future period. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and notes thereto.

                                     FISCAL      FISCAL         NINE             YEAR ENDED DECEMBER 31,
                                      YEAR        YEAR         MONTHS      ------------------------------------
                                      ENDED       ENDED        ENDED          1994          1995
                                    MARCH 31,   MARCH 31,   DECEMBER 31,       AS            AS
                                      1992        1993          1993       RESTATED(1)   RESTATED(1)     1996
                                    ---------   ---------   ------------   -----------   -----------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenue...........................   $7,026      $12,790       $27,859       $61,826      $113,164     $110,804
Cost of revenues(2)...............    5,339        9,821        20,725        49,135        93,262       88,949(3)
                                     ------      -------       -------       -------      --------     --------
Gross profit......................    1,687        2,969         7,134        12,691        19,902       21,855
Selling, general and
  administrative expenses.........    1,645        3,843         5,677         8,926        11,645       11,977
Sales commissions.................       --           --            --         1,327         2,477        2,755
Depreciation and amortization.....      123          363           688           845         1,009        1,146
Merger costs, restructuring
  charges and other nonrecurring
  costs...........................       --           --            --            --         1,335        3,704
                                     ------      -------       -------       -------      --------     --------
Operating profit(loss)............      (81)      (1,237)          769         1,593         3,436        2,273
Interest expense, net.............      (48)         (15)         (192)         (888)       (1,502)      (2,660)
Other income......................      164           31           128           112           326          305
                                     ------      -------       -------       -------      --------     --------
Earnings (loss) before provision
  (benefit) for income taxes......       35       (1,221)          705           817         2,260          (82)
Provision (benefit) for income
  taxes...........................       14         (396)          234           338         1,500            4
                                     ------      -------       -------       -------      --------     --------
Net earnings (loss)...............   $   21      $  (825)      $   471       $   479      $    760     $    (86)
                                     ======      =======       =======       =======      ========     ========
Net earnings (loss) per common
  share...........................   $  .01      $  (.22)      $   .08       $   .04      $    .07     $   (.01)
                                     ======      =======       =======       =======      ========     ========
Weighted average common and common
  equivalent shares outstanding...    2,991        3,763         5,928        10,891        11,552       11,481

                                                                                 DECEMBER 31,
                                                                ----------------------------------------------
                                                                             1994          1995
                                        MARCH 31,   MARCH 31,                 AS            AS
                                          1992        1993       1993     RESTATED(1)   RESTATED(1)     1996
                                        ---------   ---------   -------   -----------   -----------   --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................   $3,382      $ 4,038    $ 4,197     $ 7,964       $17,834     $ 29,851
Total assets..........................    7,344       26,585     25,887      52,800        70,844      136,388
Short-term borrowings and current
  maturities..........................    1,694        1,569        981       2,468         3,347        6,012
Long-term obligations and other, less
  current maturities..................        4        2,129        983       8,305        18,028       67,141
Stockholders' equity..................    5,404       14,540     14,627      21,474        21,403       23,253

---------------

(1) See Note 1 to the Consolidated Financial Statements.

(2) Includes depreciation and amortization of $668, $622, and $1,574 for the years ended December 31, 1994, 1995 and 1996, respectively.

(3) Includes $700 in restructuring costs. See Note 3 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Since its inception in 1990 the Company has acquired seven businesses. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods.

     The Company acquired Amerex, Inc. and Amerex Industries, Inc. (collectively, "Amerex") and VIC Environmental Systems, Inc. ("VIC") in May 1994, each of which was accounted for as a purchase. In December 1995, the Company acquired Allied Industries, Inc. ("Allied") in a transaction that was accounted for as a pooling-of-interests. Effective November 1, 1996, the Company completed the Ohmstede acquisition in a transaction that was accounted for as a purchase.

     In 1997, the Company combined the Allied and Ohmstede operations to (i) permit Ohmstede to efficiently manufacture large heat exchangers at Allied's plant and thus enter a product class which Ohmstede was not previously equipped to handle; (ii) encourage a unified cross-selling effort to customers of both product lines; (iii) utilize Allied's international distribution network to enhance Ohmstede's international marketing efforts; and (iv) reduce combined operating costs.

     The Company records revenues from long-term contracts using the percentage-of-completion method. Under this method, the Company recognizes as revenues that portion of the total contract price which the cost of work completed to date bears to the estimated total cost of the work included in the contract. Because contracts may extend over more than one fiscal period, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Contract costs include all direct material, labor and subcontracting costs and those indirect costs related to contract performance, such as supplies, tools and repairs.

     The Company recognizes revenue from certain short-term contracts using the completed contract method. Revenue is recognized when a project is substantially complete. The contracts under this revenue recognition method are typically less than three months in duration.

     Beginning in 1996, the Company estimated percentage-of-completion for the materials portion of its long-term contracts at Allied based on when the material was placed into production, whereas previously such estimates were based on when the liability for the cost of the material was legally incurred. The new method of applying the percentage-of-completion accounting method was adopted to better reflect the economics of Allied's revenue and profit earnings process, and financial statements of prior years have been restated to apply the revised method retroactively.

     The Company historically has experienced quarterly fluctuations in its operating results. Operating results in any quarter are dependent upon the timing of equipment and system sales, which may vary considerably among quarters. In recent years, the Company has experienced greater revenues and net income in its second and third quarters, partially as a result of the budgetary and procurement processes of its customers.

RESULTS OF OPERATIONS

  1996 COMPARED WITH 1995

     Revenues

     Revenues for the year ended December 31, 1996 declined $2.4 million, or 2%, to $110.8 million from $113.2 million for the year ended December 31, 1995. This decrease resulted primarily from a decrease in total sales of filtration systems in 1996 compared with 1995 due to the commencement and completion of an $11.8 million order in 1995 which was not replaced in full by other orders in 1996, and to a $10.9 million decrease in process equipment sales, excluding sales by Ohmstede. Such aggregate decrease was partially offset by a $17.0 million revenue increase resulting from the operations of Ohmstede for the two months following its acquisition.

     In 1996, the Company's sales to the petrochemical and refining industries increased due to the acquisition of Ohmstede, which had sales to these industries only. The Company's sales to the microelectronics and the cement and lime industries also increased during 1996.

     Gross Profits

     Although revenues declined in 1996 as compared with 1995, gross profits increased by $2.0 million to $21.9 million. The gross margin also improved to 19.7% in 1996 from 17.6% in 1995. These improvements were primarily the result of increased sales of higher margin wet scrubbers and fans and the addition of Ohmstede, which contributed $3.6 million in gross profits, at a 20.9% gross margin, for the two month period subsequent to its acquisition.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the years ended December 31, 1996 and 1995 were relatively unchanged at $12.0 million and $11.6 million, respectively.

     Sales Commissions

     Sales commissions represent commissions paid to third party sales representatives or distributors. The commissions vary with the project and products sold and the arrangement between the Company and the sales representative.

     Depreciation and Amortization

     Depreciation and amortization expense (excluding amounts included in cost of revenues) for the year ended December 31, 1996 increased $0.1 million to $1.1 million. The increase was primarily as a result of the Ohmstede acquisition.

     Merger Costs, Restructuring Charges and Other Nonrecurring Expenses

     During 1996, the Company incurred a restructuring charge of $4.4 million, of which $3.7 million and $0.7 million were recorded as restructuring charges and cost of revenues, respectively. The charge included (i) a provision for the contractually required severance obligations to the former president and chief executive officer who was replaced in March 1996, and (ii) the cost of implementing new management's plan to reduce the Company's overall cost structure including employee severance, lease and other contract buyouts, inventory and other asset impairments, losses related to termination of unprofitable business lines, excess machinery disposal and other related costs.

     During 1995, the Company recorded a nonrecurring charge of approximately $1.1 million for acquisition costs related to the Allied acquisition, which is more fully described in Note 2 to the Consolidated Financial Statements. In addition, operational consolidation during 1995, and unrelated litigation settlement costs, resulted in a one-time charge of $0.2 million.

     Interest Expense

     Interest expense for the years ended December 31, 1996 and 1995 was $2.7 million and $1.5 million, respectively. The borrowings required to finance the Ohmstede acquisition, which aggregated $56.1 million, accounted for 75% of the increase. The Company's average interest rate on borrowings for 1996 and 1995 was 9.6% and 8.7%, respectively. As further described in Note 5 to the Consolidated Financial Statements, the interest rate charged to the Company by its lenders increases or decreases based on the Company's leverage ratio. As a result of the Ohmstede acquisition, the Company's leverage increased, resulting in higher average interest rates.

     Income Taxes

     The decrease in income tax expense in 1996 resulted from both a decrease in 1996 pre-tax earnings and increased 1995 tax expense resulting from the 1995 acquisition of Allied, as more fully described in Notes 2 and 7 to the Consolidated Financial Statements. The earnings decrease accounted for approximately $0.8 million in reduced federal and state tax expenses. The acquisition of Allied in 1995 resulted in additional 1995 tax expense of approximately $0.5 million. The majority of the 1995 tax expense increase was attributable to deferred tax expense incurred when Allied was converted from an S corporation to a C corporation.

  1995 COMPARED WITH 1994

     Revenues

     Revenues for the year ended December 31, 1995 increased $51.4 million to $113.2 million, or 83%, from revenues of $61.8 million for the year ended December 31, 1994. Filtration equipment revenues increased approximately $29.8 million in 1995, partially as the result of an $11.8 million filtration system job, as well as the inclusion of Amerex and VIC operations in 1995 for the full year as compared to the seven months of Amerex and VIC operations included in 1994 following their acquisition. Process equipment revenues in 1995 increased by $21.6 million to $38.7 million. In addition to 1995 sales of process equipment being unusually high compared to prior years, the increase was also attributable to 1994 revenues including only the eleven months of Allied revenues subsequent to its inception.

     During 1995, the Company experienced growth in sales to a number of industry groups, including the steel, chemical, petrochemical, cement, air separation and microelectronics industries. Petrochemical industry sales increased both internationally and domestically primarily because of increased marketing efforts. Similarly, revenue growth from process equipment sales to the air separation industry reflected the Company's increased marketing to customers within that industry. The Company's revenues were also positively impacted by the growth in the Company's filtration sales to the microelectronics industry. Sales to the utility industry decreased in 1995 from 1994.

     Gross Profits

     Gross profits for the years ended December 31, 1995 and 1994 were $19.9 million and $12.7 million, respectively. The corresponding gross margins for the periods were 17.6% and 20.5%, respectively. Filtration equipment margins improved to 22.8% in 1995 compared with 21.9% in 1994. Processing equipment margins in 1995 were 8% compared with 17.0% in 1994. This decrease resulted from competitive bidding on several large orders performed at reduced margins and from losses on several jobs. The job losses related principally to products and services that the Company discontinued, as reflected in the Company's restructuring charge taken in 1996, which is more fully described in Note 3 to the Consolidated Financial Statements.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the years ended December 31, 1995 and 1994 were $11.6 million and $8.9 million, respectively. The increase is related primarily to the inclusion of the operations of Allied, Amerex and VIC, which were acquired in 1994, for a full twelve months in 1995 compared with eleven months for Allied and seven months for both Amerex and VIC in 1994.

     Sales Commissions

     Sales commissions represent commissions paid to third party sales representatives or distributors. The commissions vary with the project and products sold and the arrangement between the Company and the sales representative.

     Depreciation and Amortization

     Depreciation and amortization expense (excluding amounts included in cost of revenues) was $1.0 million and $0.8 million for the years ended December 31, 1995 and 1994, respectively. The increase was primarily a result of the acquisitions of Amerex and VIC in May 1994. Depreciation and amortization expense for Amerex and VIC was $0.3 million and $0.2 million for the twelve months ended December 31, 1995 and the seven months ended December 31, 1994, respectively.

     Merger Costs, Restructuring Charges and Other Nonrecurring Expenses

     During 1995, the Company recorded a nonrecurring charge of approximately $1.1 million for acquisition costs related to the Allied acquisition, which is more fully described in Note 2 to the Consolidated Financial Statements. In addition, operational consolidation during 1995, and unrelated litigation settlement costs, resulted in a one-time charge of $0.2 million.

     Interest Expense

     Interest expense in 1995 was $1.5 million compared to $0.9 million in 1994. The corresponding average interest rates were 8.7% and 9.3% in 1995 and 1994, respectively. The expense increase reflects the additional borrowings required to finance the Amerex, VIC and Allied acquisitions.

     Income Taxes

     The increase in income tax expense for 1995 compared to 1994 resulted from higher pre-tax earnings and the Allied acquisition in 1995, as more fully described previously and in Notes 2 and 7 to the Consolidated Financial Statements. The majority of the 1995 tax expense increase was attributable to deferred tax expense incurred when Allied was converted from an S corporation to a C corporation.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996 the Company's cash position was $6.3 million compared with $2.2 million at December 31, 1995. Typically, the Company maintains cash levels of $2 to $3 million for general corporate purposes, with any additional amounts being used to reduce borrowings under the Company's line of credit. The cash level at December 31, 1996 resulted from large customer payments at year end. Working capital at December 31, 1996 increased to $29.9 million from $17.8 million at December 31, 1995, primarily as a result of the Ohmstede acquisition.

     The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. Cash provided by operations in 1996 was $8.1 million. During 1995, the Company's operating activities used $6 million in cash, while 1994 provided $2.3 million in cash. During 1996, cash provided by operating activities was approximately $14.1 million greater as compared to 1995, partially a result of the Company's program to reduce the amount of accounts receivable, increase progress billings and reduce inventory levels.

     The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases and promissory notes, and capital required for future acquisitions. The Company's general working capital requirements consist of salary costs and related overhead and the purchase price of materials and components, and may also include subcontract costs incurred prior to the receipt of corresponding progress payments under the contract with respect to which such costs are incurred. Management anticipates that the Company will make capital expenditures of approximately $2.4 million in 1997 as compared to $1.0 million in 1996. The increase in capital expenditures relates primarily to the recently acquired Ohmstede operations. Excluding payments under the Company's revolving line of credit, principal payments made under promissory notes totaled approximately $2.5 million for the year ended 1996. Approximately $6.0 million and $7.3 million in principal will be payable during 1997 and 1998, respectively.

     In November 1996, the Company amended its principal credit agreement to increase its maximum borrowings in conjunction with the Ohmstede acquisition. The financing consisted of a $35 million term loan and a $38 million revolving line of credit facility (under which $25.4 million was outstanding at December 31, 1996). In addition to the bank financing, in November 1996, the Company issued Senior Subordinated Notes ("Subordinated Notes") to two institutional lenders in an aggregate amount of $15 million. The Subordinated Notes mature November 18, 2003, and bear interest at 12% through December 31, 1997, which rate increases by 0.5% per year for each year the Subordinated Notes remain outstanding. As additional consideration, the Subordinated Note holders received warrants to purchase an aggregate of 1,760,000 shares of the Company's common stock at $5.10 per share, subject to adjustment. The warrants may be exercised at any time prior to expiration on November 18, 2003. The $2.3 million warrant value was reflected as equity and as debt discount that is being amortized as additional interest expense over the seven year life of the Subordinated Notes.

     The Company's principal credit facility and the Subordinated Notes require the Company to maintain certain levels of working capital and stockholders' equity and contain other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness and to make acquisitions and certain investments. At December 31, 1996, the Company was in compliance with the provisions of its loan agreements.

     Except with respect to the funding of the $10.4 million cash purchase price for the proposed acquisition of Exell which will require additional equity or debt financing, management believes that funds available under its credit facilities, together with cash generated from operations, will be sufficient to meet the Company's anticipated cash requirements for 1997. Management further believes that the Company could obtain additional capital to make acquisitions primarily through either issuances of common or preferred stock, or debt or lease financing, although no assurance can be given with respect to whether such financing will be available when required or whether such financing can be obtained on terms acceptable to the Company.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding directors is set forth in the Proxy Statement under the caption entitled "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the Proxy Statement under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the Proxy Statement under the captions "Election of Directors" and "Compensation of Directors and Executive Officers" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE, EXHIBITS AND REPORTS ON FORM 8-K

     (A)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     See "Index to Financial Statements" set forth on page F-1.

     (A)(3) EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
    3.1  --   Certificate of Incorporation of Registrant, as amended
              (Filed as an exhibit to Form 10-Q for the quarter ended June
              30, 1995 and incorporated herein by reference).
    3.2  --   Certificate of Amendment to Certificate of Incorporation of
              Registrant (Filed as an exhibit to Form 8-K dated March 7,
              1997 and incorporated herein by reference).
    3.3  --   Bylaws of the Registrant, as amended (Filed as an exhibit to
              Form 10-Q for the quarter ended September 30, 1995 and
              incorporated herein by reference).
    4.1  --   See Exhibits 3.1 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of Common Stock.
    4.2  --   Amended and Restated Credit Agreement dated November 18,
              1996, among the Registrant, Bank of America National Trust and Savings Association, as Agent, The First National Bank
              of Boston, as Co-Agent and certain other financial
              institutions. (Filed as an exhibit to Form 8-K dated
              December 5, 1996 and incorporated herein by reference).
    4.3  --   Subordination Agreement among the Registrant and various
              financial institutions (the "Senior Lenders"), including
              Bank of America National Trust and Savings Association, as
              Agent, and The First National Bank of Boston, as Co-Agent.
              (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).
    4.4  --   Subordinated Note and Purchase Agreement dated November 18,
              1996, among the Registrant, International Mezzanine Capital,
              B.V. ("Mezzanine") and First Commerce Corporation ("First
              Commerce"). (Filed as an exhibit to Form 8-K dated December
              5, 1996 and incorporated herein by reference).
    4.5  --   Senior Subordinated Note due November 18, 2003, between the
              Registrant and Mezzanine, dated November 18, 1996. (Filed as an exhibit to Form 8-K dated December 5, 1996 and
              incorporated herein by reference).
    4.6  --   Senior Subordinated Note due November 18, 2003, between the
              Registrant and First Commerce, dated November 18, 1996.
              (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).
    4.7  --   Guaranty dated November 18, 1996, executed by the Registrant in favor of Mezzanine and First Commerce. (Filed as an
              exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).
    4.8  --   Warrant Agreement, dated November 18, 1996, between the
              Registrant and Mezzanine. (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by
              reference).
    4.9  --   Warrant Agreement dated November 18, 1996, between the
              Registrant and First Commerce. (Filed as an exhibit to Form
              8-K dated December 5, 1996 and incorporated herein by
              reference).
   4.10  --   Registration Rights Agreement dated November 18, 1996, among the Registrant, Mezzanine, and First Commerce. (Filed as an
              exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
   4.11  --   Warrant Agreement, dated April 24, 1996, between the
              Registrant and Sanders Morris Mundy, Inc. (Filed as an
              exhibit to Form 10-Q for the quarter ended September 30,
              1996 and incorporated herein by reference).
   4.12  --   Warrant Agreement, dated December 1992, between Registrant and Pennsylvania Merchant Group, Ltd. (Filed as an exhibit to Form 10-K for fiscal year ending March 31, 1993 and
              incorporated herein by reference).
   10.1  --   Agreement and Plan of Merger dated September 19, 1996, among the Registrant, Air-Cure Acquisition, Inc. and Ohmstede,
              Inc. (Filed as an exhibit to Form 10-Q for the quarter ended
              September 30, 1996 and incorporated herein by reference).
   10.2  --   Agreement and Plan of Merger dated October 13, 1995, among the Registrant, Air-Cure Acquisition Corporation, Allied
              Industries, Inc., Mark E. Johnson and Pierre S. Melcher.
              (Filed as an exhibit to Post-Effective Amendment No. 1 to
              Form S-4 Registration Statement (No. 33-92308) and
              incorporated herein by reference). BP>
   10.3  --   Agreement and Plan of Merger dated April 28, 1994, among the
              Registrant., VIC Acquisition Corporation, VIC Environmental
              Systems, Inc. and Ronald E. Lewis. (Filed as an exhibit to
              Post-Effective Amendment No. 1 to Form S-1 Registration
              Statement (No. 33-69524) and incorporated herein by
              reference).
   10.4  --   Agreement and Plan of Merger dated April 5, 1994, among the
              Registrant, Air-Cure Acquisition Corporation, Amerex, Inc.,
              Amerex Industries, Inc. and certain other parties. (Filed as an exhibit to Post-Effective Amendment No. 1 to Form S-1
              Registration Statement (No. 33-69524) and incorporated
              herein by reference).
   10.5  --   Employment Agreement dated March 1, 1996, between the
              Registrant and Lawrance W. McAfee. (Filed as an exhibit to
              Form 10-Q for the quarter ended September 30, 1996 and
              incorporated herein by reference).
   10.6  --   Employment Agreement dated December 29, 1995, between the
              Registrant and Mark E. Johnson. (Filed as an exhibit to Form
              10-K for the year ended December 31, 1995 and incorporated herein by reference).
   10.7  --   Employment Agreement dated December 29, 1995, between the
              Registrant and Pierre S. Melcher. (Filed as an exhibit to
              Form 10-K for the year ended December 31, 1995 and
              incorporated herein by reference).
   10.8  --   Employment Agreement dated March 1, 1995, between the
              Registrant and John P. Fitzpatrick. (Filed as an exhibit to
              Form 10-K for the year ended December 31, 1994 and
              incorporated herein by reference).
   10.9  --   Employment Agreement dated December 17, 1992, between the
              Registrant and Michael P. Lawlor. (Filed as an exhibit to
              Form 10-K for the fiscal year ended March 31, 1993 and
              incorporated herein by reference).
  10.10  --   Employees Stock Purchase Plan, as amended, dated December
              15, 1994. (Filed as an exhibit to Form 10-K for year ended
              December 31, 1994 and incorporated herein by reference).
  10.11  --   Director Stock Option Plan, as amended. (Plan filed as an
              exhibit to Proxy Statement for Annual Meeting of
              Stockholders hold on June 29, 1995, and amendment filed as an exhibit to Form 10-Q for the quarter ended June 30, 1996 both of which are incorporated herein by reference).
  10.12  --   Amended and Restated 1990 Stock Option Plan, as amended,
              dated June 29, 1995. (Filed as an exhibit to Proxy Statement for Annual Meeting of Stockholders held on June 29, 1995 and incorporated herein by reference).
  10.13  --   Form of Stock Option Agreement. (Filed as an exhibit to Form
              10-K for the fiscal year ended March 31, 1993 and
              incorporated herein by reference).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  10.14  --   Lease Agreement dated May 25, 1994, between Halligan and
              Labbe Enterprises, L.L.C. and Amerex Industries, Inc. (Filed
              as an exhibit to Form 10-K for the year ended December 31,
              1994 and incorporated herein by reference).
  10.15  --   License and Technical Assistance Agreement dated August 28,
              1991, between Interel Environmental Technologies, Inc. and
              Heinrich Luhr Staubtechnik GmbH & Co. (Filed as an exhibit to Form S-1 (No. 33-44205) and incorporated herein by
              reference).
  *23.1  --   Consent of Arthur Andersen LLP.
  *23.2  --   Consent of KPMG Peat Marwick LLP.
  *23.3  --   Letter of Arthur Andersen LLP regarding change in
              accounting.

---------------
* Filed herewith.

     (B) REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K on December 5, 1996 reporting the acquisition of Ohmstede, Inc.

                          ITEQ, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                              ------
Reports of Independent Public Accountants...................   F-2,3
Consolidated Balance Sheets -- December 31, 1995 and
  December 31, 1996.........................................     F-4
Consolidated Statements of Operations -- Years ended
  December 31, 1994, 1995 and 1996..........................     F-5
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 1994, 1995 and 1996....................     F-6
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1994, 1995 and 1996..........................     F-7
Notes to Consolidated Financial Statements..................     F-8

                          ITEQ, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ITEQ, Inc.:

     We have audited the accompanying consolidated balance sheets of ITEQ, Inc. (a Delaware corporation, formerly Air-Cure Technologies, Inc.) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We did not audit the financial statements of Allied Industries, Inc., a company acquired during 1995 in a transaction accounted for as a pooling of interests, as discussed in Note 2, for the period from January 28, 1994 to December 31, 1994. The statement of operations and cash flows for Allied Industries, Inc. is included in the 1994 consolidated statements of operations and cash flows of ITEQ, Inc. and reflects total revenues of 28% of the consolidated total. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Allied Industries, Inc., is based solely upon the report of other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITEQ, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As explained in Note 1 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for percentage-of-completion on long-term contracts.

Arthur Andersen LLP

Houston, Texas
February 24, 1997

                          ITEQ, INC. AND SUBSIDIARIES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Allied Industries, Inc.:

     We have audited the balance sheet of Allied Industries, Inc. (the Company) as of December 31, 1994, and the related statements of operations, retained earnings and cash flows for the period from January 28, 1994 (date of inception) to December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Industries, Inc. as of December 31, 1994, and the results of its operations and its cash flows for the period from January 28, 1994 (date of inception) to December 31, 1994 in conformity with generally accepted accounting principles.

     As explained in Note 1 to the financial statements, the Company has given retroactive effect to the change in accounting for percentage of completion on long-term contracts.

KPMG PEAT MARWICK LLP

Houston, Texas
March 31, 1995, except as to Note 1 which is as of February 24, 1997

                          ITEQ, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1996
                                 (IN THOUSANDS)

                                                              DECEMBER 31,
                                                                  1995
                                                              AS RESTATED     DECEMBER 31,
                                                                (NOTE 1)          1996
                                                              ------------    ------------
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................    $ 2,216         $  6,331
Restricted cash.............................................         83              144
Due on contracts and other receivables including retainages
  of $1,279 and $544 at December 31, 1995 and 1996,
  respectively, net.........................................     22,926           34,230
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................     18,067           20,690
Inventories.................................................      3,944           10,649
Refundable income taxes.....................................        832               --
Prepaid expenses, deposits and other assets.................        502              881
Deferred tax asset..........................................        240            1,979
                                                                -------         --------
         Total Current Assets...............................     48,810           74,904
PROPERTY AND EQUIPMENT, NET.................................      5,392           13,661
OTHER ASSETS, NET...........................................     16,642           47,823
                                                                -------         --------
         TOTAL ASSETS.......................................    $70,844         $136,388
                                                                =======         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable............................................    $11,799         $ 14,568
Accrued liabilities
  Job costs.................................................     10,854            8,171
  Warranties................................................        419              353
  Compensation..............................................      2,358            5,067
  Other.....................................................      1,260            4,260
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................        815              958
Progress billings...........................................         --            5,137
Current maturities of long-term obligations.................      3,347            6,012
Income taxes payable........................................        124              527
                                                                -------         --------
         Total Current Liabilities..........................     30,976           45,053
LONG-TERM LIABILITIES
Borrowings under line of credit.............................     11,499           25,400
Other long-term obligations, less current maturities........      6,709           29,029
Subordinated notes..........................................         --           12,712
Deferred tax liability......................................        257              941
                                                                -------         --------
         Total Liabilities..................................     49,441          113,135
                                                                -------         --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares authorized, no
  shares issued or outstanding..............................         --               --
Common stock, $.001 par value; 30,000 shares authorized,
  11,453 and 11,510 shares issued and outstanding at
  December 31, 1995 and 1996, respectively..................         11               11
Additional paid-in capital..................................     20,901           23,161
Retained earnings (deficit).................................         42              (44)
Translation adjustment......................................        449              125
                                                                -------         --------
         Total Stockholders' Equity.........................     21,403           23,253
                                                                -------         --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........    $70,844         $136,388
                                                                =======         ========

                 See Notes to Consolidated Financial Statements

                          ITEQ, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1994        1995
                                                                 AS          AS
                                                              RESTATED    RESTATED
                                                              (NOTE 1)    (NOTE 1)      1996
                                                              --------    --------    --------
Revenues....................................................  $61,826     $113,164    $110,804
Cost of revenues............................................   49,135       93,262      88,949
                                                              -------     --------    --------
  Gross profit..............................................   12,691       19,902      21,855
Selling, general and administrative expenses................    8,926       11,645      11,977
Sales commissions...........................................    1,327        2,477       2,755
Depreciation and amortization...............................      845        1,009       1,146
Merger costs, restructuring charges and other nonrecurring
  costs.....................................................       --        1,335       3,704
                                                              -------     --------    --------
  Operating profit..........................................    1,593        3,436       2,273
                                                              -------     --------    --------
Other income (expense):
  Interest expense, net.....................................     (888)      (1,502)     (2,660)
  Other income..............................................      112          326         305
                                                              -------     --------    --------
          Total other expense...............................     (776)      (1,176)     (2,355)
                                                              -------     --------    --------
Earnings (loss) before provision for income taxes...........      817        2,260         (82)
Provision for income taxes..................................      338        1,500           4
                                                              -------     --------    --------
          Net earnings (loss)...............................  $   479     $    760    $    (86)
                                                              =======     ========    ========
Net earnings (loss) per common share........................  $  0.04     $   0.07    $  (0.01)
                                                              =======     ========    ========
Weighted average common and common equivalent shares
  outstanding...............................................   10,891       11,552      11,481
                                                              =======     ========    ========

                 See Notes to Consolidated Financial Statements

                          ITEQ, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                     COMMON STOCK     ADDITIONAL   RETAINED                      TOTAL
                                                    ---------------    PAID-IN     EARNINGS    TRANSLATION   STOCKHOLDERS'
                                                    SHARES   AMOUNT    CAPITAL     (DEFICIT)   ADJUSTMENT       EQUITY
                                                    ------   ------   ----------   ---------   -----------   -------------
BALANCE, DECEMBER 31, 1993........................   5,906    $ 6      $14,577      $   236       $(192)        $14,627
Stock issued for business combinations............   1,390      1        5,167           --          --           5,168
Stock issued for the employee stock purchase
  plan............................................       2     --            2           --          --               2
Costs related to issuance of stock................      --     --          (76)          --          --             (76)
Change in foreign currency translation
  adjustment......................................      --     --           --           --         335             335
Equity transactions of pooled company.............   4,140      4          935           --          --             939
Net earnings......................................      --     --           --          479          --             479
                                                    ------    ---      -------      -------       -----         -------
BALANCE, DECEMBER 31, 1994 AS RESTATED (NOTE 1)...  11,438     11       20,605          715         143          21,474
Stock issued for the employee stock purchase
  plan............................................      15     --           46           --          --              46
Stock issued for the exercise of stock options....      --     --            1           --          --               1
Costs related to issuance of stock................      --     --          (14)          --          --             (14)
Compensation expense in connection with
  non-qualified stock option grants...............      --     --           13           --          --              13
Change in foreign currency translation
  adjustment......................................      --     --           --           --         306             306
Equity transactions of pooled company.............      --     --          250       (1,433)         --          (1,183)
Net earnings......................................      --     --           --          760          --             760
                                                    ------    ---      -------      -------       -----         -------
BALANCE, DECEMBER 31, 1995 AS RESTATED (NOTE 1)...  11,453     11       20,901           42         449          21,403
Stock issued for the employee stock purchase
  plan............................................      15     --           44           --          --              44
Stock issued for the exercise of stock options....      42     --          134           --          --             134
Warrants issued to Subordinated Lenders, net of
  issuance costs..................................      --     --        2,082           --          --           2,082
Change in foreign currency translation
  adjustment......................................      --     --           --           --        (324)           (324)
Net loss..........................................      --     --           --          (86)         --             (86)
                                                    ------    ---      -------      -------       -----         -------
BALANCE, DECEMBER 31, 1996........................  11,510    $11      $23,161      $   (44)      $ 125         $23,253
                                                    ======    ===      =======      =======       =====         =======

                 See Notes to Consolidated Financial Statements

                          ITEQ, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                                 (IN THOUSANDS)

                                                                1994          1995
                                                                 AS            AS
                                                              RESTATED      RESTATED
                                                              (NOTE 1)      (NOTE 1)        1996
                                                              --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss).......................................  $    479       $   760      $    (86)
  Adjustments to reconcile net earnings (loss) to net cash
    provided (used) by operating activities:
    Depreciation and amortization...........................     1,513         1,631         1,865
    Provision (benefit) for deferred income taxes...........      (444)          118          (156)
    Gain on sale of investment in subsidiary................        --            --          (160)
    Non-cash interest.......................................        --            --           302
    Changes in assets and liabilities, net of effects of
      businesses acquired:
      Restricted cash.......................................      (293)          552           (61)
      Due on contracts and other receivables, net...........       (26)       (7,537)        6,944
      Inventories...........................................       616          (664)        2,863
      Costs and estimated earnings in excess of billings on
         uncompleted contracts..............................       153        (9,937)       (3,409)
      Prepaid expenses, deposits and other assets...........       (20)         (122)         (390)
      Accounts payable and accrued liabilities..............       479        11,988        (3,176)
      Billings in excess of costs and estimated earnings on
         uncompleted contracts..............................      (296)       (2,695)          184
      Progress billings.....................................        --            --         4,128
      Income taxes payable..................................       147           (26)           21
      Other.................................................        (6)          (27)         (817)
                                                              --------       -------      --------
         Net cash provided (used) by operating activities...     2,302        (5,959)        8,052
                                                              --------       -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquired businesses, net of cash acquired...    (2,087)           --       (52,786)
  Purchases of property and equipment.......................      (657)         (932)         (991)
  Proceeds from sale of investment in subsidiary............        --            --         1,000
                                                              --------       -------      --------
         Net cash used by investing activities..............    (2,744)         (932)      (52,777)
                                                              --------       -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term obligations.......................     3,000        10,000        27,499
  Proceeds from subordinated debt & warrants................        --            --        15,000
  Payments of long-term obligations.........................   (11,247)       (9,279)       (2,499)
  Net borrowings under line of credit.......................     8,906         8,117        11,977
  Debt issuance costs.......................................        --            --        (3,002)
  Capital contributions from (distributions to) shareholders
    of pooled company.......................................       939        (1,433)           --
  Proceeds from exercise of stock options...................         2            47           178
  Costs relating to issuance of warrants and stock..........       (75)           --          (206)
                                                              --------       -------      --------
         Net cash provided by financing activities..........     1,525         7,452        48,947
                                                              --------       -------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        72           114          (107)
                                                              --------       -------      --------
Net increase in cash and cash equivalents...................     1,155           675         4,115
Cash and cash equivalents, beginning of period..............       386         1,541         2,216
                                                              --------       -------      --------
Cash and cash equivalents, end of period....................  $  1,541       $ 2,216      $  6,331
                                                              ========       =======      ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $    729       $   569      $  1,718
                                                              ========       =======      ========
  Cash paid for income taxes................................  $    546       $ 2,168      $    126
                                                              ========       =======      ========
Supplemental schedule of non-cash investing & financing
  activities:
  Financing of non-compete agreements.......................        --            --      $    500
                                                              ========       =======      ========
  Net business assets disposed through Company financing or
    non-cash consideration..................................        --            --      $    950
                                                              ========       =======      ========

                 See Notes to Consolidated Financial Statements

                          ITEQ, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ITEQ, Inc. (formerly Air-Cure Technologies, Inc.) and its subsidiaries (the "Company") is a provider of manufactured equipment, engineered systems and services used in the processing, treatment and movement of gases and liquids. It is a domestic manufacturer of shell and tube heat exchangers, principally for petrochemical and refining applications, and a producer of baghouses, scrubbers, fans and other filtration systems and components for environmental and general industrial applications. ITEQ also manufactures specialized process equipment, such as reactors, blenders, stacks, towers, columns and pressure vessels, principally for the refining, petrochemical and plastics industries. The Company has operations in the United States, Canada, Germany and Singapore.

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of ITEQ, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. The consolidated financial statements have also been restated to reflect the merger with Allied Industries, Inc. ("Allied") on December 28, 1995, which was accounted for as a pooling-of-interests. (See
Note 2).

REVENUE RECOGNITION

     The Company records revenues from long-term contracts using the percentage-of-completion method. Under this method, the Company recognizes as revenues that portion of the total contract price which the cost of work completed to date bears to the estimated total cost of the work included in the contract. Because contracts may extend over more than one fiscal period, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Contract costs include all direct material, labor and subcontracting costs and those indirect costs related to contract performance, such as supplies, tools and repairs.

     The Company recognizes revenue from certain short-term contracts using the completed contract method. Revenue is recognized when a project is substantially complete. The contracts under this revenue recognition method are typically less than three months in duration.

     "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. Such revenues are expected to be billed and collected within one year. "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Beginning in 1996, the Company estimated percentage-of-completion for the materials portion of its long-term contracts at Allied based on when the material was placed into production, whereas previously such estimates were based on when the liability for the cost of the material was legally incurred. The new method of applying the percentage-of-completion accounting principle was adopted to better reflect the economics of Allied's revenue and profit earnings process, and financial statements of prior years have been restated to apply the revised method retroactively. The effect of the accounting change on previously reported 1994 and 1995 results and net earnings of 1996 is as follows:

                                                                INCREASE (DECREASE)
                                                              ------------------------
                                                              1994      1995      1996
                                                              ----    --------    ----
Net earnings (loss).........................................  $94     $(1,608)    $321
Net earnings (loss) per common share........................   --     $  (.14)    $.03

     The balances of retained earnings at December 31, 1994 and 1995 have been increased (reduced) by $94 and $(1,514), respectively, for the effect (net of income taxes) of applying retroactively the revised method of accounting. The change in method had no effect on periods prior to 1994, since Allied is included in the Company's historical financial statements beginning January 28, 1994, the date of inception of Allied.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid temporary investments including those with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of interest bearing accounts.

RESTRICTED CASH

     From time to time, the Company pledges cash to financial institutions as security for bonds.

ACCOUNTS RECEIVABLE

     The allowance for doubtful accounts totaled $195 and $712 at December 31, 1995 and 1996, respectively. All retainages as of December 31, 1996 are expected to be collected by December 31, 1997.

INVENTORIES

     Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, purchased parts and equipment held for resale and are valued at the lower of cost or market. Cost is determined by the average cost method for materials and the first-in, first-out (FIFO) method for purchased parts. Inventory consists of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1995            1996
                                                             ------------    ------------
Raw Materials..............................................     $3,529         $ 3,514
Work in Progress...........................................         --           7,135
Other......................................................        415              --
                                                                ------         -------
          Total............................................     $3,944         $10,649
                                                                ======         =======

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, including costs to ready assets for use. Depreciation and amortization of property and equipment are computed on the straight-line method over the estimated useful lives of the assets as follows:

                                                                USEFUL LIVES
                                                                ------------
Furniture and Fixtures......................................  3 to 15 Years
Machinery and Equipment.....................................  7 to 15 Years
Patterns and Molds..........................................  5 Years
Transportation Equipment....................................  3 Years
Buildings and Improvements..................................  7 to 39 Years
Leasehold Improvements......................................  Life of the lease

     At December 31, 1995 and 1996, Property and Equipment was comprised of the following items:

                                            DECEMBER 31,        DECEMBER 31,
                                                1995                1996
                                            ------------        ------------
Land....................................       $    --             $   700
Furniture and fixtures..................           427                 668
Machinery and equipment.................         6,341               9,176
Patterns and molds......................           625                 602
Transportation equipment................           186                 540
Buildings and improvements..............            --               4,382
Leasehold improvements..................           252                 330
                                               -------             -------
                                                 7,831              16,398
  Less accumulated depreciation and
     amortization.......................        (2,439)             (2,737)
                                               -------             -------
          Net property and equipment....       $ 5,392             $13,661
                                               =======             =======

     Repair and maintenance costs are expensed as incurred while major renewals and betterments are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from property disposals are included in "Other income."

     Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews certain long-lived assets for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and recognizes an impairment loss under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. The Company's adoption of SFAS No. 121 had no material effect on the Company's results of operations or financial position.

AMORTIZATION OF INTANGIBLES

     The excess of cost over net assets acquired and licenses, trademarks and tradenames are amortized on a straight-line basis over periods ranging from five to forty years. The Company maintains separate financial records for each of its acquired entities and performs periodic strategic and long-range planning for each entity. This enables the Company to monitor each entity's historical and expected performance in the context of the value assigned to acquisition intangibles and to the amortization period applied to each intangible asset. The Company modifies the life and/or the carrying amount of an acquisition intangible if an impairment is identified. Amortization expense was $0.7 million, $0.8 million and $0.8 million for the years ended December 31, 1994, 1995 and 1996, respectively.

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     At December 31, 1995 and 1996, other assets was comprised of the following items:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1995            1996
                                                             ------------    ------------
Excess costs over net assets acquired, net of accumulated
  amortization, of $1,370 and $1,789 at December 31, 1995
  and 1996, respectively...................................    $12,191         $32,941
Licenses, trademarks and tradenames, net of accumulated
  amortization of $600 and $878 at December 31, 1995 and
  1996, respectively.......................................      4,400          11,880
Debt issuance costs, net of accumulated amortization of $45
  at December 31, 1996.....................................         --           2,957
Other......................................................         51              45
                                                               -------         -------
          Net Other Assets.................................    $16,642         $47,823
                                                               =======         =======

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires deferred taxes to be provided based on temporary differences between the book and tax basis of assets and liabilities using presently enacted tax rates.

NET EARNINGS (LOSS) PER COMMON SHARE

     Primary and fully diluted earnings per share are computed based upon the weighted average number of common and dilutive common equivalent shares outstanding. The dilutive effect of common equivalent shares is calculated through the use of the Treasury Stock Method. Common Stock equivalents consist of stock options and warrants.

TRANSLATION ADJUSTMENT

     The financial activity of the Company's non-U.S. operations located in Canada, Germany and Singapore are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Net assets of non-U.S. operations whose "functional" currencies are other than the U.S. dollar are translated at year end rates of exchange. Income and expense items are translated at the average exchange rate for the year.

USE OF ESTIMATES

     The presentation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUES

     The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturities of these instruments. The fair value of long-term obligations is estimated based on ITEQ's current financing agreement and approximates carrying value.

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash with various financial institutions. Accounts receivable at any given time are concentrated in a number of primarily domestic customers. An allowance for doubtful accounts has been provided for estimated losses. To mitigate credit risk the Company may require customers to make advance payments. At December 31, 1996, the Company had approximately $2,018 in such advance payments which are included in progress billings.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the December 31, 1996 presentation.

NOTE 2 -- BUSINESS COMBINATIONS

OHMSTEDE

     On November 20, 1996 (effective November 1, 1996), the Company purchased all the outstanding stock (excluding certain assets and liabilities) of Ohmstede, Inc. ("Ohmstede") for approximately $52.9 million in cash. Assets not purchased included the majority of receivables due from and a 99 percent equity investment in C&D Robotics ("C&D"), a partnership formerly consolidated by Ohmstede; a federal tax deposit made by the owners; and the cash surrender value of life insurance policies for certain owners. Additionally, the former owners received approximately $0.6 million in dividends just prior to the transaction, as set forth in the agreement with the Company. As the Company continues to rent operating space to C&D, rental fees charged to C&D are included in the financial statements.

     Air-Cure paid $52 million for Ohmstede's stock and $0.9 million for related acquisition costs. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition, as follows:

Working capital.............................................  $14,800
Property and equipment......................................    8,453
Intangibles.................................................    7,500
Excess of costs over net assets acquired....................   21,914
Imputed interest expense....................................      257
                                                              -------
          Total purchase price..............................  $52,924
                                                              =======

     The following unaudited pro forma consolidated results of operations assume that the purchase occurred on January 1, 1995 and include merger costs, restructuring charges, and other non-recurring expenses:

                                                              YEAR ENDED      YEAR ENDED
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1995            1996
                                                             ------------    ------------
Revenues...................................................    $201,917        $193,928
Net earnings...............................................    $    699        $  2,253
Net earnings per share.....................................    $    .06        $    .19

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ALLIED

     On December 28, 1995, the Company issued 4,140 shares of its common stock in exchange for all of the outstanding common stock of Allied. The merger has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Allied effective January 28, 1994, the date of inception of Allied.

     Effective January 1, 1995, Allied was granted S Corporation tax status. Accordingly, Allied did not pay U.S. Federal income taxes during 1995. Allied was included in the Company's income tax return effective December 28, 1995, and, therefore, a deferred tax liability and corresponding charge to income tax expense of approximately $0.5 million, or $.04 per share, was recorded upon closing to reflect Allied's net taxable temporary differences.

     Revenues, net earnings and related per share amounts of the merged entities are presented in the following table. The table includes unaudited pro forma net earnings and per share amounts reflecting the elimination of the nonrecurring merger costs and pro forma adjustments to present income taxes on the basis on which they will be reported in future periods.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1994           1995
                                                              AS RESTATED    AS RESTATED
                                                               (NOTE 1)       (NOTE 1)
                                                              -----------    -----------
Net revenues:
  ITEQ......................................................    $44,713       $ 74,457
  Allied....................................................     17,113         38,707
                                                                -------       --------
          Total.............................................    $61,826       $113,164
                                                                =======       ========
Net earnings:
  ITEQ......................................................    $  (298)      $  1,557
  Allied....................................................        777           (797)
                                                                -------       --------
          Net earnings, as reported.........................        479            760
Pro forma adjustments:
  Allied merger costs, net of tax...........................         --            973
  Allied Subchapter S status................................         --           (321)
  Allied deferred tax liability.............................         --            491
  Interest on convertible debt..............................         --             12
                                                                -------       --------
          Pro forma net earnings............................    $   479       $  1,915
                                                                =======       ========
Net earnings per common share:
  As reported...............................................    $   .04       $    .07
  Pro forma.................................................    $   .04       $    .17

     The "Allied merger costs, net of tax" balance of $973 related to $1.1 million in non-recurring merger costs, the majority of which was non-deductible.

AMEREX

     On May 25, 1994, Amerex, Inc. and Amerex Industries, Inc. (collectively "Amerex") were merged into a subsidiary of the Company. In the merger, the stockholders of Amerex received $4 million and 1,256 shares of Common Stock with a fair market value of $3.69 per share at the acquisition date. The excess of the total acquisition costs over the fair value of the net assets acquired in the amount of $5.9 million is being amortized

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

on a straight-line basis over 25 years. Amerex produces and markets filtration, gas cleaning and heat recovery equipment.

     The accounts of Amerex have been included in the accompanying financial statements for the period from the date of acquisition through December 31, 1996. This acquisition has been accounted for as a purchase with the purchase price allocated to the assets acquired and liabilities assumed based upon their estimated fair market values.

NOTE 3 -- MERGER COSTS, RESTRUCTURING CHARGES AND OTHER NONRECURRING COSTS

     During 1996, the Company incurred a restructuring charge of $4.4 million, of which $3.7 million and $0.7 million were recorded to restructuring charges and cost of revenues, respectively. The charge included (i) a provision for the contractually required severance obligations to the former president and chief executive officer who was replaced in March 1996, and (ii) the cost of implementing new management's plan to reduce the Company's overall cost structure including employee severance, lease and other contract buyouts, inventory and other asset impairments, losses related to termination of unprofitable business lines, excess machinery disposal and other related costs.

     During the fourth quarter of fiscal 1995, the Interel and VIC subsidiaries were reorganized and combined. The reorganization of these operations and costs of settling a lawsuit resulted in a one-time charge of approximately $0.2 million. In the fourth quarter of 1995, the Company recorded a nonrecurring charge of approximately $1.1 million for acquisition costs related to the Allied merger, which is more fully described in Note 2 to the financial statements.

NOTE 4 -- CONTRACTS IN PROGRESS

     The Company obtains substantially all of its contracts through competitive bids. The Company's prerequisites for billing on contracts vary with individual contract terms. The Company sometimes has bonds or letters of credit as collateral on accounts receivable, and generally all amounts are due in the month following performance under contract except for retainages that are collected upon completion of the contract. The Company has lien rights on certain contracts.

     Costs incurred to date, estimated earnings and the related progress billings to date on contracts in progress are as follows:

                                                                 1995
                                                              AS RESTATED
                                                               (NOTE 1)        1996
                                                              -----------    --------
Costs incurred to date......................................   $ 49,137      $ 53,037
Estimated earnings..........................................     14,801        17,701
                                                               --------      --------
Revenue recognized..........................................     63,938        70,738
Progress billings to date...................................    (48,867)      (51,961)
Costs incurred for which no revenues were recognized to
  date......................................................      2,181           955
                                                               --------      --------
                                                               $ 17,252      $ 19,732
                                                               ========      ========

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The preceding is included in the accompanying consolidated balance sheets as follows:

                                                                 1995
                                                              AS RESTATED
                                                               (NOTE 1)       1996
                                                              -----------    -------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................    $18,067      $20,690
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................       (815)        (958)
                                                                -------      -------
                                                                $17,252      $19,732
                                                                =======      =======

NOTE 5 -- LONG-TERM OBLIGATIONS

     Long-term obligations include the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
Secured term loan note ("term loan"), maturing October 31,
  2001; due in quarterly installments of $1,500 commencing
  January 31, 1997 and increasing to $1,813 after the first
  four payments, with interest (December 31, 1996 -- 8.6%)
  fluctuating with the Offshore Rate or Base Rate defined
  below.....................................................  $10,000    $35,000
Secured note maturing November 18, 2001, under a revolving
  credit facility ("line of credit") totaling $38,000 with
  interest (December 31, 1996 -- 8.9%) fluctuating with the
  Offshore Rate or Base Rate defined below..................   11,499     25,400
Unsecured senior subordinated notes maturing November 18,
  2003, bearing interest at 12% through 1997 increasing 0.5%
  per year through maturity.................................       --     15,000
Less debt discount related to issuance of detachable
  warrants in conjunction with senior subordinated notes....       --     (2,288)
Other.......................................................       56         41
                                                              -------    -------
                                                               21,555     73,153
Less current maturities.....................................   (3,347)    (6,012)
                                                              -------    -------
Long-term obligations, net of current maturities............  $18,208    $67,141
                                                              =======    =======

     Scheduled maturities of long-term obligations are as follows:

1997........................................................  $ 6,012
1998........................................................    7,262
1999........................................................    7,262
2000........................................................    7,255
2001........................................................   32,650
Thereafter..................................................   12,712
                                                              -------
                                                              $73,153
                                                              =======

     On November 18, 1996, the Company revised its financing agreement to, among other things, increase its credit facilities with participating financial institutions ("Lenders"), including Bank of America National Trust and Savings Association ("BoA"), as agent for the Lenders. The financing consists of a $35 million term loan and a $38 million revolving line of credit facility. The term loan currently bears interest at the BoA

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Offshore Rate ("Offshore Rate"), as defined by BoA, plus a spread, and the line of credit bears interest at the Offshore Rate or the Base Rate plus spreads. The spread can range from 2% to 3% above the Offshore Rate and from 0.25% to 1.25% above the Base Rate. The spread increases or decreases based on the Company's leverage ratio. Substantially all of the assets of the Company serve as collateral.

     In addition to the bank financing, on November 18, 1996, the Company entered into two Senior Subordinated Notes ("Subordinated Notes") with International Mezzanine Capital, B.V. and First Commerce Capital, (collectively, the "Subordinated Note Holders"), for $13 million and $2 million, respectively. The Subordinated Notes, which mature November 18, 2003, bear interest at 12% through December 31, 1997 and increase by 0.5% per year for each year they remain unpaid. As further consideration, the Subordinated Note Holders received warrants to purchase an aggregate of 1,760 shares of the Company's Common Stock at $5.10 per share, subject to adjustment. The warrants may be exercised at any time or from time to time until they expire on November 18, 2003. The warrants were valued at approximately $2.3 million, which was reflected as equity and as a debt discount at the date of their issuance, and will be amortized as additional interest expense over the seven-year life of the Subordinated Notes.

     The debt obligations require the Company to maintain certain levels of working capital and stockholders' equity and contain other provisions, some of which restrict expenditures for the purchase of the Company's stock, for capital expenditures and for payment of dividends. Such agreements also limit, subject to the Lenders' and Subordinated Note Holders' consent, the creation, incurrence or assumption of indebtedness (as defined by the agreements) and acquisitions and investments. At December 31, 1996, the Company was in compliance with the provisions of its debt agreements.

NOTE 6 -- LEASE COMMITMENTS

     The Company and its subsidiaries are obligated under various leases for office and manufacturing facilities and certain machinery, equipment and fixtures. Certain leases have renewal or escalation clauses or both. The following is a schedule of minimum rental commitments under all non-cancellable leases which expire at various dates:

YEAR ENDING DECEMBER 31,
------------------------
        1997..............................................................  $  924
        1998..............................................................     795
        1999..............................................................     667
        2000..............................................................     599
        2001..............................................................     571
        Thereafter........................................................   1,579
                                                                            ------
                                                                            $5,135
                                                                            ======

     The leases provide for payment of maintenance and other expenses by the Company. Rent expense was $1.1 million, $1.2 million, and $1.2 million for the years ended December 31, 1994, 1995 and 1996, respectively.

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 -- INCOME TAXES

     Provision for income taxes consists of the following:

                                               YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                           1994         1995         1996
                                          -------      -------      -------
Current:
  Federal...............................  $   644      $ 1,069      $    --
  State.................................      105          201           --
  Foreign...............................       33          112          160
                                          -------      -------      -------
                                              782        1,382          160
                                          -------      -------      -------
Deferred:
  Federal...............................      119           99         (419)
  State.................................        6           19          (74)
  Foreign...............................     (569)          --          337
                                          -------      -------      -------
                                             (444)         118         (156)
                                          -------      -------      -------
Provision for income taxes..............  $   338      $ 1,500      $     4
                                          =======      =======      =======

     The earnings before taxes relating to foreign operations totaled approximately $0.1 million and $1.4 million for the years ended December 31, 1995 and 1996, respectively. The loss before taxes relating to foreign operations totaled approximately $1.3 million for the year ended December 31, 1994.

     The tax effects of the financial reporting and income tax reporting basis differences which give rise to the deferred income tax asset and liability are as follows:

                                              DECEMBER 31,
                                          --------------------
                                           1995         1996
                                          -------      -------
Net current deferred income tax assets:
  Compensation recognition..............  $    --      $   382
  Accruals and reserves.................      439        1,056
  Tax benefit carryforwards.............       --          825
  Contract accounting...................     (213)        (316)
  Other.................................       14           32
                                          -------      -------
                                          $   240      $ 1,979
                                          =======      =======
Net non-current deferred income tax
  liabilities:
  Tax benefit carryforwards.............  $   524      $   208
  Property and equipment................     (444)        (692)
  Intangible assets.....................     (197)        (313)
  Other.................................        6            2
  Valuation allowance...................     (146)        (146)
                                          -------      -------
                                          $  (257)     $  (941)
                                          =======      =======

     The valuation allowance relates to deferred tax assets established under SFAS No. 109 for losses incurred in foreign subsidiaries. These losses will be carried forward to future years for utilization and are not expected to expire.

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     As of December 31, 1995 and 1996, the Company had regular U.S. and foreign net operating loss carryforwards for tax reporting purposes totaling approximately $1.3 million and $2.6 million, respectively. The majority of the foreign net operating loss carryforwards do not have an expiration date.

     Differences between the Company's effective income tax rate and the statutory federal income tax rate are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1994      1995      1996
                                                              -----    -------    -----
Tax provision at the federal statutory income tax rate......   $277     $  768     $(28)
Differences in foreign versus U.S. tax rates................    (79)         7        9
State income taxes, net of federal benefit..................     46        178      (74)
Amortization of intangible assets...........................     70        104       84
Non-deductible acquisition costs............................     --        234       --
S Corporation income........................................     --       (202)      --
Conversion from S-Corporation...............................     --        491       --
Valuation allowance.........................................     --       (137)      --
Other.......................................................     24         57       13
                                                               ----     ------     ----
          Total Tax Provision...............................   $338     $1,500     $  4
                                                               ====     ======     ====

     During 1995, the valuation allowance was reduced by $137 in order to properly recognize the portion of the Company's deferred tax asset which was more likely than not to be realized.

NOTE 8 -- STOCK WARRANTS AND OPTIONS

STOCK WARRANTS

     Following is a summary of the warrants outstanding at December 31, 1996:

                                                              STOCK      EXERCISE
                                              OUTSTANDING    ISSUABLE     PRICE
                                     DATE         AND          UPON        PER       EXPIRATION
           DESCRIPTION              ISSUED    EXERCISABLE    EXERCISE     SHARE         DATE
           -----------              ------    -----------    --------    --------    ----------
Financial advisor:
  Warrants........................   6/92          100          140       $4.42         6/97
  Warrants........................   4/96           34           34       $4.72         4/98
Underwriter warrants..............  12/92           50           50       $4.80        12/97
Subordinated debt warrants........  11/96        1,760        1,760       $5.10        11/03
                                                 -----        -----
          Total...................               1,944        1,984
                                                 =====        =====

     No warrants have been exercised. The exercise price of the subordinated debt warrants and the financial advisor warrants issued in June of 1992 are subject to adjustment.

STOCK OPTIONS

     On October 1, 1990, the Company's Board of Directors approved an Employee Stock Option Plan (the "Plan") which was subsequently amended and which provides for the issuance of up to 10% of the Company's outstanding shares of Common Stock shares but initially not less than 1,250 shares of Common Stock (subject to anti-dilution provisions). Options granted expire in five to ten years, and the option price, which must be at least the fair market value of the Company's stock at the date of grant can be paid in cash or in shares of the Company's Common Stock. Options may not be transferred by the optionee other than by will or the laws of descent and distribution.

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company's Board of Directors approved the Directors' Stock Option Plan on May 19, 1993, which provides for the issuance of up to 200 shares of Common Stock (subject to anti-dilution provisions). The plan currently provides that each outside director will be granted an option to purchase 10 shares of Common Stock at the fair market value of the Common Stock at the date of grant at each time the director is elected, re-elected or appointed to the Board of Directors. Options granted under this plan expire after ten years, and the option price must be paid in cash. Options may not be transferred by the optionee other than by will or the laws of descent and distribution.

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net earnings (loss) and net earnings (loss) per common share would have been reduced to the following pro forma amounts:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1995    1996
                                                              ----    -----
Net earnings (loss):
  As reported...............................................  $760    $ (86)
  Pro forma.................................................   730     (199)
Net earnings (loss) per common share:
  As reported...............................................   .07     (.01)
  Pro forma.................................................   .06     (.02)

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the pro forma cost to be expected in future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      1995 GRANTS         1996 GRANTS
                                                   -----------------    ---------------
Expected dividend yield..........................         0%                  0%
Expected stock price volatility..................   39.74% - 45.09%     42.88% - 44.85%
Risk free interest rate..........................    5.43% - 6.48%       5.38% - 6.93%
Expected life of options.........................    5 to 10 years      4.25 - 10 years

     A summary of the status of the Company's two stock option plans at December 31, 1995 and 1996 and changes during the years then ended is presented in the table below.

                                                       1995                   1996
                                                -------------------    -------------------
                                                           WTD AVG                WTD AVG
                                                SHARES    EX PRICE     SHARES    EX PRICE
                                                ------    ---------    ------    ---------
Outstanding at beginning of year..............    751      $ 4.00        953       $3.63
Granted.......................................    249        2.50        385        3.66
Exercised.....................................     --       (3.38)       (42)      (3.15)
Forfeited.....................................    (47)      (3.52)      (201)      (3.42)
Expired.......................................     --          --         --          --
                                                -----      ------      -----       -----
Outstanding at end of year....................    953      $ 3.63      1,095       $3.70
                                                =====      ======      =====       =====
Exercisable at end of year....................    474      $ 3.96        681       $3.88
                                                =====      ======      =====       =====
Weighted average fair value of options
  granted.....................................  $1.19                  $1.78
                                                =====                  =====

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The options outstanding at December 31, 1996 have exercise prices between $2.44 and $4.75 and a weighted average remaining contractual life of 4.44 years.

     The Company maintains an Employee Stock Purchase Plan whereby all employees are eligible for participation after ninety days of service. Under this plan, employees may purchase stock at 90% of the current market price of the stock. During the years ended December 31, 1995 and December 31, 1996, 15 and 15 shares, respectively, were issued under the plan.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     The Company is party to certain legal proceedings which are considered by management to be customary and incidental to its business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 10 -- MAJOR CUSTOMERS AND FOREIGN OPERATIONS

     Due to the nature of the Company's business, contracts are generally nonrecurring. For the year ended December 31, 1996, no single customer accounted for 10% of revenues. For the years ended December 31, 1994 and 1995, a single customer accounted for revenues of 10% and 11%, respectively.

     Financial data by geographical area is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                      1994            1995
                                                  AS RESTATED      AS RESTATED
                                                    (NOTE 1)        (NOTE 1)        1996
                                                  ------------     -----------    --------
Revenue:
  North America.................................    $56,764         $101,546      $ 96,024
  Europe........................................      1,913            6,974         8,866
  Asia..........................................      3,149            4,644         5,914
                                                    -------         --------      --------
          Total.................................    $61,826         $113,164      $110,804
                                                    =======         ========      ========
Operating profit (loss):
  North America.................................    $ 2,558         $  2,640         1,237
  Europe........................................     (1,140)             404           620
  Asia..........................................        175              392           416
                                                    -------         --------      --------
          Total.................................    $ 1,593         $  3,436      $  2,273
                                                    =======         ========      ========
Identifiable assets:
  North America.................................    $47,916         $ 63,983      $128,915
  Europe........................................      3,214            4,276         5,633
  Asia..........................................      1,670            2,585         1,840
                                                    -------         --------      --------
          Total.................................    $52,800         $ 70,844      $136,388
                                                    =======         ========      ========

     Including exports, international sales accounted for approximately 23% of total revenue in 1996.

NOTE 11 -- SUBSEQUENT EVENT (UNAUDITED)

     The Company is in the process of filing a registration statement on Form S-2 to register for sale 5.1 million shares of common stock (4.3 million from the Company and 0.8 million from certain selling stockholders). The primary use of the offering proceeds to the Company will be to reduce debt incurred in the aforementioned acquisitions and for potential future acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 1997.

                                            ITEQ, INC.
                                            (Registrant)

                                            By      /s/ MARK E. JOHNSON
                                             -----------------------------------
                                                      (Mark E. Johnson)
                                              Chairman of the Board, President
                                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities indicated and on the 13th day of March, 1997.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                 /s/ MARK E. JOHNSON                        Director, Chairman of the Board, President
-----------------------------------------------------         and Chief Executive Officer (Principal
                  (Mark E. Johnson)                           Executive Officer)

               /s/ LAWRANCE W. MCAFEE                       Director, Executive Vice President, Chief
-----------------------------------------------------         Financial Officer and Secretary (Principal
                (Lawrance W. McAfee)                          Financial Officer and Principal Accounting
                                                              Officer)

                /s/ PIERRE S. MELCHER                       Director and Senior Vice President
-----------------------------------------------------
                 (Pierre S. Melcher)

                /s/ THOMAS N. AMONETT                       Director
-----------------------------------------------------
                 (Thomas N. Amonett)

                /s/ T. WILLIAM PORTER                       Director
-----------------------------------------------------
                 (T. William Porter)

                                                            Director
-----------------------------------------------------
                  (James L. Rainey)

                                                            Director
-----------------------------------------------------
                   (James A. Read)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
    3.1  --   Certificate of Incorporation of Registrant, as amended
              (Filed as an exhibit to Form 10-Q for the quarter ended June
              30, 1995 and incorporated herein by reference).
    3.2  --   Certificate of Amendment to Certificate of Incorporation of
              Registrant (Filed as an exhibit to Form 8-K dated March 7,
              1997 and incorporated herein by reference).
    3.3  --   Bylaws of the Registrant, as amended (Filed as an exhibit to
              Form 10-Q for the quarter ended September 30, 1995 and
              incorporated herein by reference).
    4.1  --   See Exhibits 3.1 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of Common Stock.
    4.2  --   Amended and Restated Credit Agreement dated November 18,
              1996, among the Registrant, Bank of America National Trust and Savings Association, as Agent, The First National Bank
              of Boston, as Co-Agent and certain other financial
              institutions. (Filed as an exhibit to Form 8-K dated
              December 5, 1996 and incorporated herein by reference).
    4.3  --   Subordination Agreement among the Registrant and various
              financial institutions (the "Senior Lenders"), including
              Bank of America National Trust and Savings Association, as
              Agent, and The First National Bank of Boston, as Co-Agent.
              (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).
    4.4  --   Subordinated Note and Purchase Agreement dated November 18,
              1996, among the Registrant, International Mezzanine Capital,
              B.V. ("Mezzanine") and First Commerce Corporation ("First
              Commerce"). (Filed as an exhibit to Form 8-K dated December
              5, 1996 and incorporated herein by reference).
    4.5  --   Senior Subordinated Note due November 18, 2003, between the
              Registrant and Mezzanine, dated November 18, 1996. (Filed as an exhibit to Form 8-K dated December 5, 1996 and
              incorporated herein by reference).
    4.6  --   Senior Subordinated Note due November 18, 2003, between the
              Registrant and First Commerce, dated November 18, 1996.
              (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).
    4.7  --   Guaranty dated November 18, 1996, executed by the Registrant in favor of Mezzanine and First Commerce. (Filed as an
              exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).
    4.8  --   Warrant Agreement, dated November 18, 1996, between the
              Registrant and Mezzanine. (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by
              reference).
    4.9  --   Warrant Agreement dated November 18, 1996, between the
              Registrant and First Commerce. (Filed as an exhibit to Form
              8-K dated December 5, 1996 and incorporated herein by
              reference).
   4.10  --   Registration Rights Agreement dated November 18, 1996, among the Registrant, Mezzanine, and First Commerce. (Filed as an
              exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).
   4.11  --   Warrant Agreement, dated April 24, 1996, between the
              Registrant and Sanders Morris Mundy, Inc. (Filed as an
              exhibit to Form 10-Q for the quarter ended September 30,
              1996 and incorporated herein by reference).
   4.12  --   Warrant Agreement, dated December 1992, between Registrant and Pennsylvania Merchant Group, Ltd. (Filed as an exhibit to Form 10-K for fiscal year ending March 31, 1993 and
              incorporated herein by reference).
   10.1  --   Agreement and Plan of Merger dated September 19, 1996, among the Registrant, Air-Cure Acquisition, Inc. and Ohmstede,
              Inc. (Filed as an exhibit to Form 10-Q for the quarter ended
              September 30, 1996 and incorporated herein by reference).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
   10.2  --   Agreement and Plan of Merger dated October 13, 1995, among the Registrant, Air-Cure Acquisition Corporation, Allied
              Industries, Inc., Mark E. Johnson and Pierre S. Melcher.
              (Filed as an exhibit to Post-Effective Amendment No. 1 to
              Form S-4 Registration Statement (No. 33-92308) and
              incorporated herein by reference).
   10.3  --   Agreement and Plan of Merger dated April 28, 1994, among the
              Registrant., VIC Acquisition Corporation, VIC Environmental
              Systems, Inc. and Ronald E. Lewis. (Filed as an exhibit to
              Post-Effective Amendment No. 1 to Form S-1 Registration
              Statement (No. 33-69524) and incorporated herein by
              reference).
   10.4  --   Agreement and Plan of Merger dated April 5, 1994, among the
              Registrant, Air-Cure Acquisition Corporation, Amerex, Inc.,
              Amerex Industries, Inc. and certain other parties. (Filed as an exhibit to Post-Effective Amendment No. 1 to Form S-1
              Registration Statement (No. 33-69524) and incorporated
              herein by reference).
   10.5  --   Employment Agreement dated March 1, 1996, between the
              Registrant and Lawrance W. McAfee. (Filed as an exhibit to
              Form 10-Q for the quarter ended September 30, 1996 and
              incorporated herein by reference).
   10.6  --   Employment Agreement dated December 29, 1995, between the
              Registrant and Mark E. Johnson. (Filed as an exhibit to Form
              10-K for the year ended December 31, 1995 and incorporated herein by reference).
   10.7  --   Employment Agreement dated December 29, 1995, between the
              Registrant and Pierre S. Melcher. (Filed as an exhibit to
              Form 10-K for the year ended December 31, 1995 and
              incorporated herein by reference).
   10.8  --   Employment Agreement dated March 1, 1995, between the
              Registrant and John P. Fitzpatrick. (Filed as an exhibit to
              Form 10-K for the year ended December 31, 1994 and
              incorporated herein by reference).
   10.9  --   Employment Agreement dated December 17, 1992, between the
              Registrant and Michael P. Lawlor. (Filed as an exhibit to
              Form 10-K for the fiscal year ended March 31, 1993 and
              incorporated herein by reference).
  10.10  --   Employees Stock Purchase Plan, as amended, dated December
              15, 1994. (Filed as an exhibit to Form 10-K for year ended
              December 31, 1994 and incorporated herein by reference).
  10.11  --   Director Stock Option Plan, as amended. (Plan filed as an
              exhibit to Proxy Statement for Annual Meeting of
              Stockholders hold on June 29, 1995, and amendment filed as an exhibit to Form 10-Q for the quarter ended June 30, 1996 both of which are incorporated herein by reference).
  10.12  --   Amended and Restated 1990 Stock Option Plan, as amended,
              dated June 29, 1995. (Filed as an exhibit to Proxy Statement for Annual Meeting of Stockholders held on June 29, 1995 and incorporated herein by reference).
  10.13  --   Form of Stock Option Agreement. (Filed as an exhibit to Form
              10-K for the fiscal year ended March 31, 1993 and
              incorporated herein by reference).
  10.14  --   Lease Agreement dated May 25, 1994, between Halligan and
              Labbe Enterprises, L.L.C. and Amerex Industries, Inc. (Filed
              as an exhibit to Form 10-K for the year ended December 31,
              1994 and incorporated herein by reference).
  10.15  --   License and Technical Assistance Agreement dated August 28,
              1991, between Interel Environmental Technologies, Inc. and
              Heinrich Luhr Staubtechnik GmbH & Co. (Filed as an exhibit to Form S-1 (No. 33-44205) and incorporated herein by
              reference).
  *23.1  --   Consent of Arthur Andersen LLP.
  *23.2  --   Consent of KPMG Peat Marwick LLP.
  *23.3  --   Letter of Arthur Andersen LLP regarding change in
              accounting.

---------------
* Filed herewith.