Form 10-Q
period 1997-03-31
ITEQ INC
filed 1997-05-01
CIK 868755

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For Quarterly Period Ended March 31, 1997
                                             --------------

                        Commission File Number 1-10668
                                               -------

                                  ITEQ, INC.
                                  ----------
            (Exact name of registrant as specified in its charter)


             Delaware                                  41-1667001
             --------                                  ----------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


            2727 Allen Parkway, Suite 760   Houston, Texas  77019
            -----------------------------------------------------
             (Address of principal executive offices)  (Zip code)


       Registrant's telephone number, including area code  713-285-2700
                                                           ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of share of each of the issuer's classes of common stock, as of the latest practicable date.

                                  11,845,793
          (Shares of common stock outstanding as of April 24, 1997)

================================================================================

                          ITEQ, INC. AND SUBSIDIARIES

                                   Form 10-Q
                        For the Quarterly Period Ended
                                March 31, 1997



                                                                                                Page
PART I -        FINANCIAL INFORMATION

        ITEM 1:         FINANCIAL STATEMENTS

                        Consolidated Balance Sheets as of December 31, 1996
                        and March 31, 1997 (unaudited)                                          3

                        Consolidated Statements of Operations for the
                        three months ended March 31, 1996 (unaudited)
                        and 1997 (unaudited)                                                    4

                        Consolidated Statements of Cash Flow for the
                        three months ended March 31, 1996 (unaudited)
                        and 1997 (unaudited)                                                    5

                        Notes to Consolidated Financial Statements (unaudited)                  6

        ITEM 2:         MANAGEMENTS DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS                                                             10


PART II -       OTHER INFORMATION                                                              14

                          ITEQ, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                   March 31,
                                                   December 31,      1997
                                                       1996       (unaudited)
                                                   ------------   -----------
        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                             $6,331        $1,759
Restricted cash                                          144           155
Due on contracts and other receivables, net           34,230        33,261
Costs and estimated earnings in excess of billings
  on uncompleted contracts                            20,690        23,759
Inventories                                           10,649         6,268
Prepaid expenses, deposits and other assets              881         1,106
Deferred tax asset                                     1,979         1,166
                                                    --------      --------
       Total Current Assets                           74,904        67,474
                                                    --------      --------

Property and Equipment, net                           13,661        13,775
Other Assets, net                                     47,823        47,045
                                                    --------      --------
TOTAL ASSETS                                        $136,388      $128,294
                                                    ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                     $14,568       $13,550
Accrued liabilities:
  Job costs                                            8,171         9,004
  Warranties                                             353           343
  Compensation                                         5,067         4,927
  Other                                                4,260         2,978
Billings in excess of costs and estimated earnings
  on uncompleted contracts                               958           952
Progress billings                                      5,137         6,496
Current maturities of long-term debt                   6,012         6,012
Income taxes payable                                     527           506
                                                    --------      --------
       Total Current Liabilities                      45,053        44,768

LONG-TERM LIABILITIES:
Borrowings under line of credit                       25,400        17,000
Other long-term obligations, less current
  maturities                                          29,029        27,548
Subordinated notes                                    12,712        12,796
Deferred tax liability                                   941           941
                                                    --------      --------
       Total Liabilities                             113,135       103,053
                                                    --------      --------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares
  authorized, no shares issued or outstanding            --            --
Common stock, $.001 par value; 30,000 shares
  authorized, 11,510 and 11,838 shares issued and
  outstanding at December 31, 1996 and
  March 31, 1997, respectively                            11            12
Additional paid-in capital                            23,161        24,400
Retained earnings (deficit)                              (44)        1,129
Translation adjustment                                   125          (300)
                                                    --------      --------
       Total Stockholders' Equity                     23,253        25,241
                                                    --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $136,388      $128,294
                                                    ========      ========

                 See Notes To Consolidated Financial Statements

                          ITEQ, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                  Three months ended
                                                        March 31,
                                                  ------------------
                                                 1996
                                                  as
                                               restated            1997
                                               ---------          -------

Revenues                                        $22,129           $48,494
Cost of revenues                                 17,430            38,870
                                                -------           -------
   Gross profit                                   4,699             9,624

Selling, general and administrative expenses      2,647             4,807
Sales commissions                                 1,047               645
Depreciation and amortization                       245               481
Merger costs, restructuring charges and
    other nonrecurring costs                      3,500                --
                                                -------           -------

    Operating profit                             (2,740)            3,691
                                                -------           -------

Other income (expense):
    Interest expense, net                          (385)           (1,807)
    Other income                                     18               102
                                                -------           -------
       Total other expense                         (367)           (1,705)
                                                -------           -------
Earnings (loss) before provision for
    income taxes                                 (3,107)            1,986
Provision (benefit) for income taxes             (1,210)              813
                                                -------           -------
    Net earnings (loss) per
        common share                            ($1,897)           $1,173
                                                =======           =======

Net earnings (loss) per common share             ($0.17)            $0.10
                                                =======           =======
Weighted average common and common
     equivalent shares outstanding               11,462            12,272
                                                =======           =======




                See notes to consolidated financial statements

                          ITEQ, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                 (In thousands)
                                  (Unaudited)

                                                                           Three months ended
                                                                                March 31,
                                                                       --------------------------
                                                                          1996
                                                                       as restated          1997
                                                                       -----------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                      $(1,897)         $ 1,173
Adjustments to reconcile net earnings (loss) to
  net cash provided (used) by operating activities:
    Non Cash Interest                                                         --              218
    Depreciation and amortization                                            376              730
    Provision (benefit) for income taxes                                    (115)             813
    Changes in assets and liabilities:
      Restricted cash                                                       (156)             (27)
      Due on contracts and other receivables                               6,909              780
      Inventories                                                            453            4,359
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                                   (858)          (3,523)
      Prepaid expenses, deposits and other assets                           (397)            (225)
      Refundable income taxes                                             (1,210)
      Accounts payable and accrued liabilities                            (5,377)          (1,144)
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                              42               46
      Progress Billings                                                       --            1,359
      Income taxes payable                                                    --              (21)
      Other                                                                    4              (20)
                                                                         -------          -------
               Net cash provided (used) by operating activities           (2,226)           4,518
                                                                         -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                          (44)            (490)
                                                                         -------          -------
               Net cash used by investing activities                         (44)            (490)
                                                                         -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term obligations                                             (4)          (9,881)
Net borrowings under line of credit                                          102               --
Proceeds from exercise of stock options                                       43            1,240
                                                                         -------          -------
               Net cash provided (used) by financing activities              141           (8,641)
                                                                         -------          -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (16)              41
                                                                         -------          -------

Net decrease in cash and cash equivalents                                 (2,145)          (4,572)
Cash and cash equivalents, beginning of period                             2,216            6,331
                                                                         -------          -------
Cash and cash equivalents, end of period                                 $    71          $ 1,759
                                                                         =======          =======



                 See Notes To Consolidated Financial Statements

                          ITEQ, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1996 and 1997, and the cash flows for the three months ended March 31, 1996 and 1997.

During the fourth quarter of 1996, effective January 1, 1996, the Company estimated percentage-of-completion for the materials portion of its long-term contracts at its Allied Industries, Inc. subsidiary, based on when purchased material was placed into production, whereas previously, such estimates were based on when the liability for the cost of the material was legally incurred. The new method of applying the percentage-of- completion accounting principle was adopted to better reflect the economics of Allied's revenue and profit earnings process. Financial statements of prior years and interim periods have been restated to apply the revised method retroactively. The effect of the accounting change on previously reported March 31, 1996 net earnings is as follows (in thousands):

                                                        Increase/Decrease
                                                        -----------------
                                                           March 31,
                                                             1996
                                                             ----
                 Net earnings (loss) ......................   $12
                 Net earnings (loss) per common share .....    --


NOTE 2 - DUE ON CONTRACTS AND OTHER RECEIVABLES

At December 31, 1996 and March 31, 1997, due on contracts and other receivables consist of (in thousands):

                                                                              December 31, March 31,
                                                                                  1996       1997
                                                                                 -------    -------
                 Billings on completed contracts and contracts in progress ...   $34,273   $33,232
                 Retained contract receivables ...............................       544       628
                 Other miscellaneous receivables .............................       125       134
                 Allowance for doubtful accounts .............................      (712)     (733)
                                                                                 -------   -------
                                                                                 $34,230   $33,261
                                                                                 =======   =======

NOTE 3 - INVENTORIES

Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, purchased parts and equipment held for resale and are valued at the lower of cost or market. Cost is determined by the average cost method for materials and the first-in, first-out (FIFO) method for purchased parts. At December 31, 1996 and March 31, 1997, inventories consist of the following (in thousands):

                                                    December 31,     March 31,
                                                       1996            1997
                                                    -----------      ---------
Raw Materials ..................................     $ 3,514         $3,524
Work in Progress................................       7,135          2,744
                                                     -------         ------
Total ..........................................     $10,649         $6,268
                                                     =======         ======

NOTE 4 - OTHER ASSETS

At December 31, 1996 and March 31, 1997, other assets consist of the following items (in thousands):

                                                                                   December 31, March 31,
                                                                                     1996      1997
                                                                                   -------   -------
  Excess of costs over net assets acquired, net of accumulated  amortization, of
  $1,789 and $1,995 at December 31, 1996 and March 31, 1997, respectively ........   $32,941   $32,449

  Licenses, trademarks and tradenames, net of accumulated amortization of
  $878 and $1,050 at December 31, 1996 and March 31, 1997, respectively ..........    11,880    11,708

  Debt issuance costs, net of accumulated amortization of $45 and $179 at
  December 31, 1996 and March 31, 1997, respectively .............................
                                                                                       2,957     2,843
  Other ..........................................................................        45        45
                                                                                     -------   -------
              Other Assets, net ..................................................   $47,823   $47,045
                                                                                     =======   =======


NOTE 5 - BUSINESS ACQUISITIONS

In March 1997, the Company entered into a letter of intent to purchase Exell, Inc. and an affiliated partnership (collectively, "Exell") for a combined cash purchase price of approximately $10.4 million, subject to reduction for certain adjustments. A definitive purchase agreement was entered into in April 1997. Exell is a manufacturer of shell and tube heat exchangers and a competitor of the Company's Ohmstede heat exchanger manufacturing operation. For its fiscal year ended September 30, 1996, Exell reported revenues of $25.0 million. The transaction, if consummated, will be accounted for using the purchase method of accounting and is presently scheduled to close by June 1997, but remains subject to the satisfaction of customary contractual conditions and certain regulatory approvals, and there can be no assurance that the transaction will be consummated.

NOTE 6 - RESTRUCTURING COSTS

A restructuring charge of $4,200,000 was taken during the three months ended March 31, 1996, of which $3.5 million and $0.7 million were recorded as restructuring charges and cost of revenues, respectively. The charge included
(i) a provision for the contractually required severance obligations to the former president and chief executive officer who was replaced in March 1996, and (ii) the cost of implementing new management's plan to reduce the Company's overall cost structure including employee severance, lease and other contract buyouts, inventory and other asset impairments, losses related to termination of unprofitable product lines, excess machinery disposal and other related costs.

NOTE 7 - RECENT DEVELOPMENTS

As planned when acquired, Ohmstede has initiated foreign sales, which typically have longer production times and more units per order in production and shipment than Ohmstede's historical domestic business. Accordingly, such sales were recognized under the percentage-of-completion revenue recognition method, resulting in revenues and gross margin of $3,564,000 and $658,000, respectively, during the three months ended March 31, 1997. Also, at March 31, 1997, Ohmstede had more jobs substantially complete but not shipped than in prior periods, which under the Company's completed contract policy resulted in revenues and gross margin of $1,961,000 and $627,000, respectively, during the three months ended March 31, 1997.

In March 1997, a vessel at the Company's Allied subsidiary was damaged by a subcontractor during the final stages of completion. The Company entered into a second contract with the customer to construct a replacement vessel and expects to recover the cost of the original vessel either from the subcontractor or from insurance proceeds. The Company does not expect to incur a loss on the contracts.

The Company has filed a registration statement on Form S-2 to register for sale
5.1 million shares of common stock (4.3 million from the Company and 0.8 million form certain selling stockholders). The primary use of the offering proceeds to the Company will be to reduce debt incurred in acquisitions and for potential future acquisitions. Subsequent to March 31, 1997 the Company incurred $117,000 in expenses to date in conjunction with the offering which will be capitalized and recorded as a reduction of offering proceeds.

                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Since its inception in 1990 the Company has acquired seven businesses. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing business, results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods.

     In December 1995, the Company acquired Allied Industries, Inc. ("Allied") in a transaction that was accounted for as a pooling-of-interests. Effective November 1, 1996, the Company completed the acquisition of Ohmstede, Inc. ("Ohmstede") in a transaction that was accounted for as a purchase. In 1997, the Company combined the Allied and Ohmstede operations to (i) permit Ohmstede to efficiently manufacture large heat exchangers at Allied's plant and thus enter a product class which Ohmstede was not previously equipped to handle,
(ii) encourage a unified cross-selling effort to customers of both product lines; (iii) utilize Allied's international distribution network to enhance Ohmstede's international marketing efforts; and (iv) reduce combined operating costs.

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

     During the fourth quarter of 1996, effective January 1, 1996, the Company estimated percentage-of-completion for the materials portion of its long-term contracts at Allied based on when the material was placed into production, whereas previously such estimates were based on when the liability for the cost of material was legally incurred. The new method of applying the percentage-of-completion accounting method was adopted to better reflect the economics of Allied's revenue and profit earnings process, and financial statements of prior years and interim periods have been restated to apply the revised method retroactively.

        The Company historically has experienced quarterly fluctuations in its operating results. Operating results in any quarter are dependent upon the timing of equipment and system sales, which may vary considerably among periods.

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     REVENUES

     Revenues for the three months ended March 31, 1997 increased $26.4 million, or 119%, to $48.5 million from $22.1 million for the three months ended March 31, 1996. The increase was primarily attributable to the November 1996 acquisition of Ohmstede, which contributed revenues of $30 million for the three months ended March 31, 1997. This increase was partially offset by the disposition in November 1996 of Air-Cure, Inc. ("ACI") and Pipkorn, Inc. ("Pipkorn"), both of which were formerly subsidiaries of the Company. In the first quarter of 1996, ACI and Pipkorn contributed $1.2 million in revenues. The revenues of the Company's Singapore subsidiary declined $1.0 million in 1997 to $1.1 million compared to $2.1 million in 1996, due to a temporary decrease in sales to the microelectronics industry.

     GROSS PROFITS

     The Company's gross profits for the three months ended March 31, 1997 increased $4.9 million, or 104%, to $9.6 million compared to $4.7 million in 1996. Ohmstede's gross profit of $6.7 million for the three months ended March 31, 1997 was partially offset by (i) the sale of ACI and Pipkorn, which contributed $0.2 million of gross profits during the three months ended March 31, 1996, and (ii) a decrease in gross profits of $1.8 million at certain of the Company's other operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative (SG&A) expenses increased by $2.2 million from $2.6 million to $4.8 million, which was attributable to the Ohmstede acquisition. Ohmstede's SG&A expense for the three months ended March 31, 1997 was $2.5 million, which was partially offset by a $0.2 million reduction in SG&A expense related to the sale of ACI and Pipkorn.

     SALES COMMISSIONS

     Sales commissions represent commissions paid to third party sales representatives or distributors. The commissions vary from period to period with the projects and products sold and the arrangement between the Company and the sales representative.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense (excluding amounts included in cost of revenues) for the three months ended March 31, 1997 increased $0.3 million to $0.5 million. The increase was as a result of the Ohmstede acquisition.

     INTEREST EXPENSE

     Interest expense for the three months ended March 31, 1997 and 1996 was $1.8 million and $0.4 million, respectively. The borrowings required to finance the Ohmstede acquisition, which aggregated $56.1 million, caused the increase in interest expense.

     INCOME TAXES

     The effective rate for the three months ended March 31, 1997 and 1996 was 41% and 39%, respectively.

     OTHER

     As planned when acquired, Ohmstede has initiated foreign sales, which typically have longer production times and more units per order in production and shipment than Ohmstede's historical domestic business. Accordingly, such sales were recognized under the percentage-of-completion revenue recognition method, resulting in revenues and gross margin of $3,564,000 and $658,000, respectively, during the three months ended March 31, 1997. Also, at March 31, 1997, Ohmstede had more jobs substantially complete but not shipped than in prior periods, which under the Company's completed contract policy resulted in revenues and gross margin of $1,961,000 and $627,000, respectively, during the three months ended March 31, 1997.

     In March 1997, a vessel at the Company's Allied subsidiary was damaged by a subcontractor during the final stages of completion. The Company entered into a second contract with the customer to construct a replacement vessel and expects to recover the cost of the original vessel either from the subcontractor or from insurance proceeds. The Company does not expect to incur a loss on the contracts.

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997 the Company's cash position was $1.8 million compared with $6.3 million at December 31, 1996. Typically, the Company maintains cash levels of $1 million to $3 million for general corporate purposes, with any additional amounts being used to reduce borrowings under the Company's line of credit. The cash level at December 31, 1996 resulted from large customer payments received at year end. Working capital at March 31, 1997 was $23.0 million compared to $29.9 million at December 31, 1996, resulting from the difference in cash position.

     The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. The Company's operating activities provided $4.5 million in cash during the three months ended March 31, 1997.

     The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases and promissory notes, and capital required for future acquisitions. The Company's general working capital requirements consist of salary costs and related overhead and the purchase price of materials and components, and may also include subcontracts with respect to which such costs are incurred. Management anticipates that the Company will make capital expenditures of approximately $2.4 million in 1997 as compared to $1.0 million in 1996. The increase in capital expenditures relates to a full year of Ohmstede operations. Excluding payments under the Company's revolving line of credit, principal payments made under promissory notes totaled approximately $2.5 million for the year ended 1996.
Approximately $6.0 million and $7.3 million in principal will be payable under the terms of the promissory notes during 1997 and 1998, respectively.

     In November 1996, the Company amended its principal credit agreement to increase the commitment in conjunction with the Ohmstede acquisition. The financing consisted of a $35 million term loan and a $38 million revolving line of credit facility (under which $17.0 million was outstanding at March 31, 1997). In addition to the bank financing, in November 1996, the Company issued Senior Subordinated Notes ("Subordinated Notes") to two institutional lenders in an aggregate amount of $15 million. The Subordinated Notes mature November 18, 2003, and bear interest at 12% through December 31, 1997, which rate increases by 0.5% per year for each year the Subordinated Notes remain outstanding. As additional consideration, the Subordinated Note holders received warrants to purchase an aggregate of 1,760,000 shares of the Company's common stock at $5.10 per share, subject to adjustment. The warrants may be exercised at any time prior to expiration on November 18, 2003. The $2.3 million warrant value was reflected as equity and as debt discount that is being amortized as additional interest expense over the seven year life of the Subordinated Notes.

     The Company's principal credit facility and the Subordinated Notes require the Company to maintain certain levels of working capital and stockholders' equity and contain other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness and to make acquisitions and certain investments. At March 31, 1997, the Company was in compliance with the provisions of its debt agreements.

     Except with respect to the funding of any future acquisitions, management believes that funds available under its credit facilities, together with cash generated from operations, will be sufficient to meet the Company's anticipated cash requirements for 1997. Management further believes that the Company could obtain additional capital to make acquisitions primarily through either issuances of common or preferred stock, or debt or lease financing, although no assurance can be given with respect to whether such financing would be available when required or whether such financing can be obtained on terms acceptable to the Company.

     INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein.

                          PART II -- OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

        On March 5, 1997, the Company held a special meeting of stockholders, the purpose of which was to approve an amendment to the Company's certificate of incorporation to change its name to ITEQ, Inc. The results of the vote on such proposal were as follows: (a) For - 8,804,744, (b) Against - 57,488 and
(c) Abstaining - 18,950.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

            27    Financial Data Schedule

        (b) Reports on Form 8-K. (i) The Company filed a report on Form 8-K/A dated February 3, 1997 with respect to the financial statements required to be filed in connection with the acquisition of Ohmstede, Inc.

            (ii) The Company filed a report on Form 8-K dated March 7, 1997 with respect to the change of the Company's name to ITEQ, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ITEQ, INC.
Date:  April 30, 1997
                                        /s/  LAWRANCE W. MCAFEE
                                        ---------------------------------------
                                        Lawrance W. McAfee, Executive Vice
                                        President and Chief Financial Officer