Form 10-K/A
period 1996-12-31
ITEQ INC
filed 1997-05-02
CIK 868755

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                             ---------------------


                                  FORM 10-K/A1

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

================================================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          ITEQ, INC.

                                          By:
                                          --------------------------------------
                                         Lawrance W. McAfee, Executive Vice
                                         President and Chief Financial Officer

May 2, 1997

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

KPMG Peat Marwick LLP

Houston, Texas
March 31, 1995, except as to Note 1 which is as of February 24, 1997

                          ITEQ, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1996
                                 (IN THOUSANDS)

                                                              DECEMBER 31,
                                                                  1995
                                                              AS RESTATED     DECEMBER 31,
                                                                (NOTE 1)          1996
                                                              ------------    ------------
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................    $ 2,216         $  6,331
Restricted cash.............................................         83              144
Due on contracts and other receivables including retainages
  of $1,279 and $544 at December 31, 1995 and 1996,
  respectively, net.........................................     22,926           34,230
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................     18,067           20,690
Inventories.................................................      3,944           10,649
Refundable income taxes.....................................        832               --
Prepaid expenses, deposits and other assets.................        502              881
Deferred tax asset..........................................        240            1,979
                                                                -------         --------
         Total Current Assets...............................     48,810           74,904
PROPERTY AND EQUIPMENT, NET.................................      5,392           13,661
OTHER ASSETS, NET...........................................     16,642           47,823
                                                                -------         --------
         TOTAL ASSETS.......................................    $70,844         $136,388
                                                                =======         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable............................................    $11,799         $ 14,568
Accrued liabilities
  Job costs.................................................     10,854            8,171
  Warranties................................................        419              353
  Compensation..............................................      2,358            5,067
  Other.....................................................      1,260            4,260
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................        815              958
Progress billings...........................................         --            5,137
Current maturities of long-term debt........................      3,347            6,012
Income taxes payable........................................        124              527
                                                                -------         --------
         Total Current Liabilities..........................     30,976           45,053
LONG-TERM LIABILITIES
Borrowings under line of credit.............................     11,499           25,400
Other long-term obligations, less current maturities........      6,709           29,029
Subordinated notes..........................................         --           12,712
Deferred tax liability......................................        257              941
                                                                -------         --------
         Total Liabilities..................................     49,441          113,135
                                                                -------         --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares authorized, no
  shares issued or outstanding..............................         --               --
Common stock, $.001 par value; 30,000 shares authorized,
  11,453 and 11,510 shares issued and outstanding at
  December 31, 1995 and 1996, respectively..................         11               11
Additional paid-in capital..................................     20,901           23,161
Retained earnings (deficit).................................         42              (44)
Translation adjustment......................................        449              125
                                                                -------         --------
         Total Stockholders' Equity.........................     21,403           23,253
                                                                -------         --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........    $70,844         $136,388
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

                                                                INCREASE (DECREASE)
                                                              ------------------------
                                                              1994     1995      1996
                                                              ----    -------    -----
Net earnings (loss).........................................   $94    $(1,608)   $ 321
Net earnings (loss) per common share........................    --    $  (.14)   $ .03

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

     At December 31, 1995 and 1996, Property and Equipment was comprised of the following items:

                                            DECEMBER 31,        DECEMBER 31,
                                                1995                1996
                                            ------------        ------------
Land....................................       $    --            $    700
Furniture and fixtures..................           427                 668
Machinery and equipment.................         6,341               9,176
Patterns and molds......................           625                 602
Transportation equipment................           186                 540
Buildings and improvements..............            --               4,382
Leasehold improvements..................           252                 330
                                               -------            --------
                                                 7,831              16,398
  Less accumulated depreciation and
     amortization.......................        (2,439)             (2,737)
                                               -------            --------
          Net property and equipment....       $ 5,392            $ 13,661
                                               =======            ========

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

AMORTIZATION OF INTANGIBLES

     The excess of cost over net assets acquired and licenses, trademarks and tradenames are amortized on a straight-line basis over periods ranging from five to forty years. The Company maintains separate financial records for each of its acquired entities and performs periodic strategic and long-range planning for each entity. This enables the Company to monitor each entity's historical and expected performance in the context of the value assigned to acquisition intangibles and to the amortization period applied to each intangible asset. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. The Company modifies the life and/or the carrying amount of an acquisition intangible if an impairment is identified. Amortization expense

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

was $0.7 million, $0.8 million and $0.8 million for the years ended December 31, 1994, 1995 and 1996, respectively.

     At December 31, 1995 and 1996, other assets was comprised of the following items:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1995           1996
                                                              ------------   ------------
Excess costs over net assets acquired, net of accumulated
  amortization, of $1,370 and $1,789 at December 31, 1995
  and 1996, respectively....................................    $12,191        $32,941
Licenses, trademarks and tradenames, net of accumulated
  amortization of $600 and $878 at December 31, 1995 and
  1996, respectively........................................      4,400         11,880
Debt issuance costs, net of accumulated amortization of $45
  at December 31, 1996......................................         --          2,957
Other.......................................................         51             45
                                                                -------        -------
          Net Other Assets..................................    $16,642        $47,823
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

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash with various financial institutions. Accounts receivable at any given time are concentrated in a number of primarily domestic customers. An allowance for doubtful accounts has been provided for estimated losses. To mitigate credit risk the Company may require customers to make advance payments. At December 31, 1996, the Company had collected approximately $2,018 in such advance payments which are included in progress billings.

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

     The "Allied merger costs, net of tax" balance of $973 related to $1.1 million in nonrecurring merger costs, the majority of which was non-deductible.

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

     The following table summarizes the major components of the restructuring charge:

Termination pay and benefits........................  $1,300
Discontinued product lines..........................   1,656
Office relocation and consolidation.................     564
Legal...............................................     242
Other...............................................     642
                                                      ------
                                                      $4,404
                                                      ======

     When the Company committed to its restructuring plan during the first quarter, it made the decision to terminate 15 employees, including the former president and chief executive officer. By December 31, 1996, all 15 employees had been terminated. Approximately $0.9 million in severance pay and benefits, unpaid as of December 31, 1996, was paid during the first quarter of fiscal 1997. Substantially all of the terminated employees were either in management positions or were professionals including engineers and accountants.

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

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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
                                                              =======    =======

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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
                                                              -------
                                                              $73,153
                                                              =======

     On November 18, 1996, the Company revised its financing agreement to, among other things, increase its credit facilities with participating financial institutions ("Lenders"), including Bank of America National Trust and Savings Association ("BoA"), as agent for the Lenders. The financing consists of a $35 million term loan and a $38 million revolving line of credit facility. The term loan currently bears interest at the BoA Offshore Rate ("Offshore Rate"), as defined by BoA, plus a spread, and the line of credit bears interest at the Offshore Rate or the Base Rate plus spreads. The spread can range from 2% to 3% above the Offshore Rate and from 0.25% to 1.25% above the Base Rate. The spread increases or decreases based on the Company's leverage ratio. Substantially all of the assets of the Company serve as collateral.

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

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net earnings (loss) and net earnings (loss) per common share would have been reduced to the following pro forma amounts:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1995     1996
                                                              -----    ----
Net earnings (loss):
  As reported...............................................  $ 760    $(86)
  Pro forma.................................................    730    (199)
Net earnings (loss) per common share:.......................
  As reported...............................................    .07    (.01)
  Pro forma.................................................    .06    (.02)

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the pro forma cost to be expected in future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     1995 GRANTS         1996 GRANTS
                                                   ---------------    -----------------
Expected dividend yield..........................        0%                  0%
Expected stock price volatility..................  39.74% - 45.09%     42.88% - 44.85%
Risk free interest rate..........................   5.43% - 6.48%       5.38% - 6.93%
Expected life of options.........................   5 to 10 years      4.25 - 10 years

     A summary of the status of the Company's two stock option plans at December 31, 1995 and 1996 and changes during the years then ended is presented in the table below.

                                                       1995                   1996
                                                -------------------    -------------------
                                                           WTD AVG                WTD AVG
                                                SHARES    EX PRICE     SHARES    EX PRICE
                                                ------    ---------    ------    ---------
Outstanding at beginning of year..............    751      $ 4.00        953      $ 3.63
Granted.......................................    249        2.50        385        3.66
Exercised.....................................     --       (3.38)       (42)      (3.15)
Forfeited.....................................    (47)      (3.52)      (201)      (3.42)
Expired.......................................     --          --         --          --
                                                -----      ------      -----      ------
Outstanding at end of year....................    953      $ 3.63      1,095      $ 3.70
                                                =====      ======      =====      ======
Exercisable at end of year....................    474      $ 3.96        681      $ 3.88
                                                =====      ======      =====      ======
Weighted average fair value of options
  granted.....................................  $1.19                  $1.78
                                                =====                  =====

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

                          ITEQ, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10 -- MAJOR CUSTOMERS AND FOREIGN OPERATIONS

     Due to the nature of the Company's business, contracts are generally nonrecurring. For the year ended December 31, 1996, no single customer accounted for 10% of revenues. For the years ended December 31, 1994 and 1995, a single customer accounted for revenues of 11% and 10%, respectively.

     Financial data by geographical area is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                                      1995
                                                         1994          AS
                                                     AS RESTATED    RESTATED
                                                       (NOTE 1)     (NOTE 1)       1996
                                                     ------------   --------    -----------
Revenue:
  North America....................................    $56,764      $101,546     $ 96,024
  Europe...........................................      1,913         6,974        8,866
  Asia.............................................      3,149         4,644        5,914
                                                       -------      --------     --------
          Total....................................    $61,826      $113,164     $110,804
                                                       =======      ========     ========
Operating profit (loss):
  North America....................................    $ 2,558      $  2,640        1,237
  Europe...........................................     (1,140)          404          620
  Asia.............................................        175           392          416
                                                       -------      --------     --------
          Total....................................    $ 1,593      $  3,436     $  2,273
                                                       =======      ========     ========
Identifiable assets:
  North America....................................    $47,916      $ 63,983     $128,915
  Europe...........................................      3,214         4,276        5,633
  Asia.............................................      1,670         2,585        1,840
                                                       -------      --------     --------
          Total....................................    $52,800      $ 70,844     $136,388
                                                       =======      ========     ========

     Including exports, international sales accounted for approximately 23% of total revenues in 1996.

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
    3.1  --   Certificate of Incorporation of Registrant, as amended
              (Filed as an exhibit to Form 10-Q for the quarter ended June
              30, 1995 and incorporated herein by reference).
    3.2  --   Certificate of Amendment to Certificate of Incorporation of
              Registrant (Filed as an exhibit to Form 8-K dated March 7,
              1997 and incorporated herein by reference).
    3.3  --   Bylaws of the Registrant, as amended (Filed as an exhibit to
              Form 10-Q for the quarter ended September 30, 1995 and
              incorporated herein by reference).
    4.1  --   See Exhibits 3.1 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of Common Stock.
    4.2  --   Amended and Restated Credit Agreement dated November 18,
              1996, among the Registrant, Bank of America National Trust and Savings Association, as Agent, The First National Bank
              of Boston, as Co-Agent and certain other financial
              institutions. (Filed as an exhibit to Form 8-K dated
              December 5, 1996 and incorporated herein by reference).
    4.3  --   Subordination Agreement among the Registrant and various
              financial institutions (the "Senior Lenders"), including
              Bank of America National Trust and Savings Association, as
              Agent, and The First National Bank of Boston, as Co-Agent.
              (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).
    4.4  --   Subordinated Note and Purchase Agreement dated November 18,
              1996, among the Registrant, International Mezzanine Capital,
              B.V. ("Mezzanine") and First Commerce Corporation ("First
              Commerce"). (Filed as an exhibit to Form 8-K dated December
              5, 1996 and incorporated herein by reference).
    4.5  --   Senior Subordinated Note due November 18, 2003, between the
              Registrant and Mezzanine, dated November 18, 1996. (Filed as an exhibit to Form 8-K dated December 5, 1996 and
              incorporated herein by reference).
    4.6  --   Senior Subordinated Note due November 18, 2003, between the
              Registrant and First Commerce, dated November 18, 1996.
              (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).
    4.7  --   Guaranty dated November 18, 1996, executed by the Registrant in favor of Mezzanine and First Commerce. (Filed as an
              exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).
    4.8  --   Warrant Agreement, dated November 18, 1996, between the
              Registrant and Mezzanine. (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by
              reference).
    4.9  --   Warrant Agreement dated November 18, 1996, between the
              Registrant and First Commerce. (Filed as an exhibit to Form
              8-K dated December 5, 1996 and incorporated herein by
              reference).
   4.10  --   Registration Rights Agreement dated November 18, 1996, among the Registrant, Mezzanine, and First Commerce. (Filed as an
              exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).
   4.11  --   Warrant Agreement, dated April 24, 1996, between the
              Registrant and Sanders Morris Mundy, Inc. (Filed as an
              exhibit to Form 10-Q for the quarter ended September 30,
              1996 and incorporated herein by reference).
   4.12  --   Warrant Agreement, dated December 1992, between Registrant and Pennsylvania Merchant Group, Ltd. (Filed as an exhibit to Form 10-K for fiscal year ending March 31, 1993 and
              incorporated herein by reference).
   10.1  --   Agreement and Plan of Merger dated September 19, 1996, among the Registrant, Air-Cure Acquisition, Inc. and Ohmstede,
              Inc. (Filed as an exhibit to Form 10-Q for the quarter ended
              September 30, 1996 and incorporated herein by reference).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
   10.2  --   Agreement and Plan of Merger dated October 13, 1995, among the Registrant, Air-Cure Acquisition Corporation, Allied
              Industries, Inc., Mark E. Johnson and Pierre S. Melcher.
              (Filed as an exhibit to Post-Effective Amendment No. 1 to
              Form S-4 Registration Statement (No. 33-92308) and
              incorporated herein by reference).
   10.3  --   Agreement and Plan of Merger dated April 28, 1994, among the
              Registrant., VIC Acquisition Corporation, VIC Environmental
              Systems, Inc. and Ronald E. Lewis. (Filed as an exhibit to
              Post-Effective Amendment No. 1 to Form S-1 Registration
              Statement (No. 33-69524) and incorporated herein by
              reference).
   10.4  --   Agreement and Plan of Merger dated April 5, 1994, among the
              Registrant, Air-Cure Acquisition Corporation, Amerex, Inc.,
              Amerex Industries, Inc. and certain other parties. (Filed as an exhibit to Post-Effective Amendment No. 1 to Form S-1
              Registration Statement (No. 33-69524) and incorporated
              herein by reference).
   10.5  --   Employment Agreement dated March 1, 1996, between the
              Registrant and Lawrance W. McAfee. (Filed as an exhibit to
              Form 10-Q for the quarter ended September 30, 1996 and
              incorporated herein by reference).
   10.6  --   Employment Agreement dated December 29, 1995, between the
              Registrant and Mark E. Johnson. (Filed as an exhibit to Form
              10-K for the year ended December 31, 1995 and incorporated herein by reference).
   10.7  --   Employment Agreement dated December 29, 1995, between the
              Registrant and Pierre S. Melcher. (Filed as an exhibit to
              Form 10-K for the year ended December 31, 1995 and
              incorporated herein by reference).
   10.8  --   Employment Agreement dated March 1, 1995, between the
              Registrant and John P. Fitzpatrick. (Filed as an exhibit to
              Form 10-K for the year ended December 31, 1994 and
              incorporated herein by reference).
   10.9  --   Employment Agreement dated December 17, 1992, between the
              Registrant and Michael P. Lawlor. (Filed as an exhibit to
              Form 10-K for the fiscal year ended March 31, 1993 and
              incorporated herein by reference).
  10.10  --   Employees Stock Purchase Plan, as amended, dated December
              15, 1994. (Filed as an exhibit to Form 10-K for year ended
              December 31, 1994 and incorporated herein by reference).
  10.11  --   Director Stock Option Plan, as amended. (Plan filed as an
              exhibit to Proxy Statement for Annual Meeting of
              Stockholders hold on June 29, 1995, and amendment filed as an exhibit to Form 10-Q for the quarter ended June 30, 1996 both of which are incorporated herein by reference).
  10.12  --   Amended and Restated 1990 Stock Option Plan, as amended,
              dated June 29, 1995. (Filed as an exhibit to Proxy Statement for Annual Meeting of Stockholders held on June 29, 1995 and incorporated herein by reference).
  10.13  --   Form of Stock Option Agreement. (Filed as an exhibit to Form
              10-K for the fiscal year ended March 31, 1993 and
              incorporated herein by reference).
  10.14  --   Lease Agreement dated May 25, 1994, between Halligan and
              Labbe Enterprises, L.L.C. and Amerex Industries, Inc. (Filed
              as an exhibit to Form 10-K for the year ended December 31,
              1994 and incorporated herein by reference).
  10.15  --   License and Technical Assistance Agreement dated August 28,
              1991, between Interel Environmental Technologies, Inc. and
              Heinrich Luhr Staubtechnik GmbH & Co. (Filed as an exhibit to Form S-1 (No. 33-44205) and incorporated herein by
              reference).
  *23.1  --   Consent of Arthur Andersen LLP.
  *23.2  --   Consent of KPMG Peat Marwick LLP.
   23.3  --   Letter of Arthur Andersen LLP regarding change in
              accounting.


---------------
* Filed herewith.