Form 10-Q/A
period 1997-03-31
ITEQ INC
filed 1997-05-06
CIK 868755

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A-1


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

                          ITEQ, INC. AND SUBSIDIARIES

                                 Form 10-Q/A-1
                        For the Quarterly Period Ended
                                March 31, 1997



                                                                                                Page
PART I -        FINANCIAL INFORMATION

        ITEM 1:         FINANCIAL STATEMENTS

                        Consolidated Balance Sheets as of December 31, 1996
                        and March 31, 1997 (unaudited)                                          3

                        Consolidated Statements of Operations for the
                        three months ended March 31, 1996 (unaudited)
                        and 1997 (unaudited)                                                    4

                        Consolidated Statements of Cash Flow for the
                        three months ended March 31, 1996 (unaudited)
                        and 1997 (unaudited)                                                    5

                        Notes to Consolidated Financial Statements (unaudited)                  6

        ITEM 2:         MANAGEMENTS DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS                                                             10


PART II -       OTHER INFORMATION                                                              13

                          ITEQ, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                   December 31,    March 31,
                                                       1996          1997
                                                   ------------   -----------
                                                                  (unaudited)
        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                             $6,331        $1,759
Restricted cash                                          144           155
Due on contracts and other receivables, net           34,230        33,261
Costs and estimated earnings in excess of billings
  on uncompleted contracts                            20,690        23,759
Inventories                                           10,649         6,268
Prepaid expenses, deposits and other assets              881         1,106
Deferred tax asset                                     1,979         1,166
                                                    --------      --------
       Total Current Assets                           74,904        67,474
                                                    --------      --------

Property and Equipment, net                           13,661        13,775
Other Assets, net                                     47,823        47,045
                                                    --------      --------
TOTAL ASSETS                                        $136,388      $128,294
                                                    ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                     $14,568       $13,550
Accrued liabilities:
  Job costs                                            8,171         9,004
  Warranties                                             353           343
  Compensation                                         5,067         4,927
  Other                                                4,260         2,978
Billings in excess of costs and estimated earnings
  on uncompleted contracts                               958           952
Progress billings                                      5,137         6,496
Current maturities of long-term debt                   6,012         6,012
Income taxes payable                                     527           506
                                                    --------      --------
       Total Current Liabilities                      45,053        44,768

LONG-TERM LIABILITIES:
Borrowings under line of credit                       25,400        17,000
Other long-term obligations, less current
  maturities                                          29,029        27,548
Subordinated notes                                    12,712        12,796
Deferred tax liability                                   941           941
                                                    --------      --------
       Total Liabilities                             113,135       103,053
                                                    --------      --------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares
  authorized, no shares issued or outstanding            --            --
Common stock, $.001 par value; 30,000 shares
  authorized, 11,510 and 11,838 shares issued and
  outstanding at December 31, 1996 and
  March 31, 1997, respectively                            11            12
Additional paid-in capital                            23,161        24,400
Retained earnings (deficit)                              (44)        1,129
Translation adjustment                                   125          (300)
                                                    --------      --------
       Total Stockholders' Equity                     23,253        25,241
                                                    --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $136,388      $128,294
                                                    ========      ========

                 See Notes to Consolidated Financial Statements

                          ITEQ, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                  Three months ended
                                                        March 31,
                                                  ------------------
                                                 1996
                                                  as
                                               restated            1997
                                               ---------          -------

Revenues                                        $22,129           $48,494
Cost of revenues                                 17,430            38,870
                                                -------           -------
   Gross profit                                   4,699             9,624

Selling, general and administrative expenses      2,647             4,807
Sales commissions                                 1,047               645
Depreciation and amortization                       245               481
Merger costs, restructuring charges and
    other nonrecurring costs                      3,500                --
                                                -------           -------

    Operating profit                             (2,740)            3,691
                                                -------           -------

Other income (expense):
    Interest expense, net                          (385)           (1,807)
    Other income                                     18               102
                                                -------           -------
       Total other expense                         (367)           (1,705)
                                                -------           -------
Earnings (loss) before provision for
    income taxes                                 (3,107)            1,986
Provision (benefit) for income taxes             (1,210)              813
                                                -------           -------

    Net earnings (loss)                         ($1,897)           $1,173
                                                =======           =======

Net earnings (loss) per common share             ($0.17)            $0.10
                                                =======           =======
Weighted average common and common
     equivalent shares outstanding               11,462            12,272
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

                                                       (Increase/(Decrease)
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

NOTE 6 - RESTRUCTURING COSTS

A restructuring charge of $4.2 million was taken during the three months ended March 31, 1996, of which $3.5 million and $0.7 million were recorded as restructuring charges and cost of revenues, respectively. The charge included
(i) a provision for the contractually required severance obligations to the former president and chief executive officer who was replaced in March 1996, and (ii) the cost of implementing new management's plan to reduce the Company's overall cost structure including employee severance, lease and other contract buyouts, inventory and other asset impairments, losses related to termination of unprofitable product lines, excess machinery disposal and other related costs.

NOTE 7 - RECENT DEVELOPMENTS

As planned when acquired, Ohmstede has initiated foreign sales, which typically have longer production times and more units per order in production and shipment than Ohmstede's historical domestic business. Accordingly, such sales were recognized under the percentage-of-completion revenue recognition method, resulting in revenues and gross margin of $3.6 million and $0.7 million, respectively, during the three months ended March 31, 1997. Also, at March 31, 1997, Ohmstede had more jobs substantially complete but not shipped than in prior periods, which under the Company's completed contract policy resulted in revenues and gross margin of $2.0 million and $0.6 million, respectively, during the three months ended March 31, 1997.

In March 1997, a vessel at the Company's Allied subsidiary was damaged by a subcontractor during the final stages of completion. The Company entered into a second contract with the customer to construct a replacement vessel. The direct cost of the original and replacement vessels will be recovered from the customer. The Company expects to recover additional amounts from either the subcontractor or from insurance proceeds, which have not been recognized in the accompanying financial statements.

The Company has filed a registration statement on Form S-2 to register for sale
5.1 million shares of common stock (4.3 million from the Company and 0.8 million form certain selling stockholders). The primary use of the offering proceeds to the Company will be to reduce debt incurred in acquisitions and for potential future acquisitions. Subsequent to March 31, 1997 the Company incurred $0.1 million in expenses to date in conjunction with the offering which will be capitalized and recorded as a reduction of offering proceeds.

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

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     REVENUES

     Revenues for the three months ended March 31, 1997 increased $26.4 million, or 119%, to $48.5 million from $22.1 million for the three months ended March 31, 1996. The increase was primarily attributable to the November 1996 acquisition of Ohmstede, which contributed revenues of $30.0 million for the three months ended March 31, 1997. This increase was partially offset by the disposition in November 1996 of Air-Cure, Inc. ("ACI") and Pipkorn, Inc. ("Pipkorn"), both of which were formerly subsidiaries of the Company. In the first quarter of 1996, ACI and Pipkorn contributed $1.2 million in revenues. The revenues of the Company's Singapore subsidiary declined $1.0 million in 1997 to $1.1 million compared to $2.1 million in 1996, due to a temporary decrease in sales to the microelectronics industry.

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

     OTHER

     As planned when acquired, Ohmstede has initiated foreign sales, which typically have longer production times and more units per order in production and shipment than Ohmstede's historical domestic business. Accordingly, such sales were recognized under the percentage-of-completion revenue recognition method, resulting in revenues and gross margin of $3.6 million and $0.7 million, respectively, during the three months ended March 31, 1997. Also, at March 31, 1997, Ohmstede had more jobs substantially complete but not shipped than in prior periods, which under the Company's completed contract policy resulted in revenues and gross margin of $2.0 million and $0.6 million, respectively, during the three months ended March 31, 1997.

     In March 1997, a vessel at the Company's Allied subsidiary was damaged by a subcontractor during the final stages of completion. The Company entered into a second contract with the customer to construct a replacement vessel.
The direct cost of the original and replacement vessels will be recovered from the customer. The Company expects to recover additional amounts from either the subcontractor or from insurance proceeds, which have not been recognized in the accompanying financial statements.

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

     In November 1996, the Company amended its principal credit agreement to increase the commitment in conjunction with the Ohmstede acquisition. The financing consisted of a $35 million term loan and a $38 million revolving line of credit facility (under which $17.0 million was outstanding at March 31, 1997). In addition to the bank financing, in November 1996, the Company issued Senior Subordinated Notes ("Subordinated Notes") to two institutional lenders in an aggregate amount of $15 million. The Subordinated Notes mature November 18, 2003, and bear interest at 12% through December 31, 1997, which rate increases by 0.5% per year for each year the Subordinated Notes remain outstanding. As additional consideration, the Subordinated Note holders received warrants to purchase an aggregate of 1.8 million shares of the Company's common stock at $5.10 per share, subject to adjustment. The warrants may be exercised at any time prior to expiration on November 18, 2003. The $2.3 million warrant value was reflected as equity and as debt discount that is being amortized as additional interest expense over the seven year life of the Subordinated Notes.

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

     INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q/A-1 includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein.

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


                                        ITEQ, INC.
Date:  May 5, 1997
                                        /s/  LAWRANCE W. MCAFEE
                                        ---------------------------------------
                                        Lawrance W. McAfee, Executive Vice
                                        President and Chief Financial Officer