Form 10-Q
period 1997-06-30
ITEQ INC
filed 1997-08-14
CIK 868755

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

      [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     OR

      [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10668


                                   ITEQ, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         41-1667001
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


              2727 ALLEN PARKWAY, SUITE 760, HOUSTON, TEXAS  77019
         (Address of principal executive offices)           (Zip Code)


        Registrant's telephone number, including area code 713-285-2700

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

                                   17,021,206
            (Shares of common stock outstanding as of July 31, 1997)

                                   ITEQ, INC.

                                   FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1997

                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

       ITEM 1:   FINANCIAL STATEMENTS
                 Consolidated Balance Sheets as of December 31, 1996 and June 30, 1997
                     (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
                 Consolidated Statements of Operations for the three and six months ended
                     June 30, 1996 (unaudited) and 1997 (unaudited) . . . . . . . . . . . . . . . . .     4
                 Consolidated Statements of Cash Flows for the six months ended
                     June 30, 1996 (unaudited) and 1997 (unaudited) . . . . . . . . . . . . . . . . .     5
                 Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . .     6

        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . .     9

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                                   ITEQ, INC.

                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1996 AND JUNE 30, 1997
                                 (IN THOUSANDS)

                                     ASSETS

                                                                           DECEMBER 31,      JUNE 30,
                                                                               1996            1997
                                                                           -----------     ------------
                                                                                           (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                                                   $  6,475         $  4,766
Due on contracts and other receivables, net                                   34,230           36,474
Costs and estimated earnings in excess of billings on uncompleted contracts   20,690           18,956
Inventories                                                                   10,649            6,264
Prepaid expenses, deposits and other assets                                      881            1,719
Deferred tax asset                                                             1,979            1,149
                                                                            --------         --------
              Total Current Assets                                            74,904           69,328
                                                                            --------         --------
Property and equipment, net                                                   13,661           13,751
Other assets, net                                                             47,823           46,369
                                                                            --------         --------
TOTAL ASSETS                                                                $136,388         $129,448
                                                                            ========         ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                            $ 14,568         $ 14,023
Accrued liabilities:
     Job costs                                                                 8,171            8,222
     Warranties                                                                  353              340
     Compensation                                                              5,067            3,086
     Other                                                                     4,260            2,972
Billings in excess of costs and estimated earnings on uncompleted contracts      958              963
Progress billings                                                              5,137            5,332
Current maturities of long-term debt                                           6,012            4,752
Income taxes payable                                                             527              537
                                                                            --------         --------
              Total Current Liabilities                                       45,053           40,227
LONG-TERM LIABILITIES:
Borrowings under line of credit                                               25,400            2,400
Other long-term obligations, less current maturities                          29,029           14,784
Subordinated notes                                                            12,712           12,879
Deferred tax liability                                                           941            1,026
                                                                            --------         --------
              Total Liabilities                                              113,135           71,316
                                                                            --------         --------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized, no shares
issued or outstanding                                                            ---              ---
Common stock, $.001 par value, 30,000 shares authorized, 11,510 and
     16,966 shares issued and outstanding at December 31, 1996 and
     June 30, 1997, respectively                                                  11               17
Additional paid-in capital                                                    23,161           56,518
Retained earnings (deficit)                                                      (44)           1,982
Translation adjustment                                                           125             (385)
                                                                            --------         --------
             Total Stockholders' Equity                                       23,253           58,132
                                                                            --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $136,388         $129,448
                                                                            ========         ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
                                                   ------------------------     -----------------------
                                                       1996                         1996
                                                    AS RESTATED      1997       AS RESTATED       1997
                                                    -----------    --------     -----------     --------

Revenues                                              $23,735       $43,805       $45,864       $92,299
Cost of revenue                                        19,957        35,175        37,387        74,045
                                                      -------       -------       -------       -------
    Gross profit                                        3,778         8,630         8,477        18,254

Selling, general and administrative expenses            2,345         4,764         4,992         9,571
Sales commissions                                         655           656         1,702         1,301
Depreciation and amortization                             238           506           483           987
Merger costs, restructuring charges and other
  non-recurring costs                                     ---           ---         3,500          ---
                                                      -------       -------       -------       -------
    Operating profit                                      540         2,704        (2,200)        6,395
                                                      -------       -------       -------       -------
Other income (expense):
Interest expense, net                                    (468)       (1,484)         (853)       (3,291)
Other income                                               26           115            44           217
                                                      -------       -------       -------       -------
    Total other expense                                  (442)       (1,369)         (809)       (3,074)
                                                      -------       -------       -------       -------
Earnings (Loss) before provision (benefit) for             98         1,335        (3,009)        3,321
  income taxes
Provision (Benefit) for income taxes                      109           482        (1,101)        1,295
                                                      -------       -------       -------       -------
    Net earnings (loss)                                  ($11)         $853       ($1,908)       $2,026
                                                      =======       =======       =======       =======
Net earnings (loss) per common share                   ($0.00)        $0.06        ($0.17)        $0.15
                                                      =======       =======       =======       =======

Weighted average common and common equivalent
shares outstanding                                     11,562        14,755        11,465        13,639
                                                      =======       =======       =======       =======

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                               --------------------------
                                                                                  1996
                                                                               AS RESTATED         1997
                                                                               -----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                             ($1,908)         $ 2,026
Adjustments to reconcile net earnings (loss) to net
  cash provided (used) by operating activities:
  Non-cash interest                                                                 ---              436
  Depreciation and amortization                                                     840            1,534
  Provision (Benefit) for deferred income taxes                                      14              905
  Changes in assets and liabilities:
    Due on contracts and other receivables                                        6,771           (2,228)
    Inventories                                                                     150            4,372
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                      (5,500)           1,201
    Prepaid expenses, deposits and other assets                                    (380)            (856)
    Refundable income taxes                                                         503            ---
    Accounts payable and accrued liabilities                                     (2,208)          (3,373)
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                          63               57
    Progress billings                                                               ---              239
    Income taxes payable                                                           (651)              10
    Other                                                                             2              (45)
                                                                               --------         --------
        Net cash provided (used) by operating activities                         (2,304)           4,278
                                                                               --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquired businesses, net of cash acquired                            (268)             ---
Purchases of property and equipment                                                (227)            (790)
                                                                               --------         --------
        Net cash used by investing activities                                      (495)            (790)
                                                                               --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term obligations                                                  (833)         (15,493)
Net borrowings (payments) under line of credit                                    3,791          (23,000)
Net proceeds from common stock offering                                             ---           31,795
Proceeds from exercise of stock options and warrants                                 85            1,568
                                                                               --------         --------
        Net cash provided (used) by financing activities                          3,043           (5,130)
                                                                               --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (42)             (67)
                                                                               --------         --------
Net increase/(decrease) in cash and cash equivalents                                202           (1,709)
Cash and cash equivalents, beginning of period                                    2,299            6,475
                                                                               --------         --------
Cash and cash equivalents, end of period                                         $2,501           $4,766
                                                                               ========         ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1996 and 1997, and the cash flows for the six months ended June 30, 1996 and 1997.

         The unaudited consolidated financial statements include the accounts of ITEQ, Inc. and its wholly-owned subsidiaries ("ITEQ" or the "Company"). Significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year presentation.

         During the fourth quarter of 1996, effective January 1, 1996, the Company estimated percentage-of-completion for the materials portion of its long-term contracts at its Allied Industries, Inc. ("Allied") subsidiary, based on when purchased material was placed into production, whereas previously, such estimates were based on when the liability for the cost of the material was legally incurred. This method of applying the percentage-of-completion accounting principle was adopted to better reflect the economics of Allied's revenue and profit earnings process. Financial statements of prior years and interim periods have been restated to apply the revised method retroactively. The effect of the accounting change on previously reported net earnings (loss) for the three months and six months ended June 30, 1996 are as follows:

                                                                       Increase / (Decrease)
                                                               ------------------------------------------
                                                                Three months ended       Six months ended
                                                                   June 30, 1996          June 30, 1996
                                                               --------------------      ----------------
       Net earnings (loss)                                           ($1,079)               ($1,060)
       Net earnings (loss) per common share                            ($.09)                 ($.10)

NOTE 2 - DUE ON CONTRACTS AND OTHER RECEIVABLES

         At December 31, 1996, and June 30, 1997, due on contracts and other receivables consist of:

                                                                     December 31,       June 30,
                                                                        1996              1997
                                                                      ----------       ----------
       Billings on completed contracts and contracts in progress       $34,273          $36,098
       Retained contract receivables                                       544              666
       Other miscellaneous receivables                                     125              163
       Allowance for doubtful accounts                                    (712)            (453)
                                                                      --------         --------
           Total                                                       $34,230          $36,474
                                                                      ========         ========

                                  ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 3 --- INVENTORIES

         Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, purchased parts and equipment held for resale and are valued at the lower of cost or market. Cost is determined by the average cost for materials and the first-in, first-out (FIFO) method for purchased parts. At December 31, 1996 and June 30, 1997, inventories consist of the following:

                                                                          December 31,     June 30,
                                                                              1996           1997
                                                                          -----------     ----------
       Raw Materials                                                       $   3,514       $  3,303
       Work in Progress                                                        7,135          2,961
                                                                           ---------       --------
            Total                                                          $  10,649       $  6,264
                                                                           =========       ========


NOTE 4 --- OTHER ASSETS

         At December 31, 1996 and June 30, 1997, other assets consist of the following:

                                                                            December 31,       June 30,
                                                                                1996            1997
                                                                            -----------       ---------
       Excess of costs over net assets acquired, net of accumulated amortization, of $1,789 and $2,233 at December 31, 1996 and
         June 30, 1997, respectively                                        $  32,941        $  32,081
       Licenses, trademarks and tradenames, net of accumulated
         amortization of $878 and $1,223 at December 31, 1996 and
         June 30, 1997, respectively                                           11,880           11,535
       Debt issuance costs, net of accumulated amortization of $45
         and $314 at December 31, 1996 and June 30, 1997, respectively          2,957            2,708
       Other                                                                       45               45
                                                                            ---------        ---------
            Total                                                           $  47,823        $  46,369
                                                                            =========        =========


NOTE 5 --- BUSINESS ACQUISITIONS

         On August 13, 1997, the Company purchased all of the capital stock of Exell, Inc. ("Exell") for total cash consideration of approximately $7,900 plus assumption of certain liabilities. Exell is a manufacturer of shell and tube heat exchangers and a competitor of the Company's Ohmstede, Inc. operation.
For its fiscal year ended September 30, 1996, Exell reported revenues of approximately $24,300. The transaction will be accounted for using the purchase method of accounting.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 6 --- RESTRUCTURING COSTS

         A restructuring charge of $4,200 was taken during the three months ended March 31, 1996, of which $3,500 and $700 were recorded as restructuring charges and cost of revenues, respectively. The charge included (i) a provision for the contractually required severance obligations to the former president and chief executive officer who was replaced in March 1996, and (ii) the cost of implementing new management's plan to reduce the Company's overall cost structure including employee severance, lease and other contract buyouts, inventory and other asset impairments, losses related to termination of unprofitable product lines, excess machinery disposal and other related costs.


NOTE 7 --- RECENT DEVELOPMENTS

         In March 1997, a vessel at the Company's Allied subsidiary was damaged by a subcontractor during the final stages of completion. The Company entered into a second contract with the customer to construct a replacement vessel.
The direct cost of the original and replacement vessels will be substantially recovered from the customer. The Company expects to recover additional amounts from the subcontractor or from insurance proceeds.

         In May 1997, the Company sold approximately 5,058 shares of ITEQ common stock. The primary use of the offering proceeds of approximately $31,795 was to reduce debt incurred for the Company's acquisition program.


NOTE 8 --- SUBSEQUENT EVENTS

         On July 23, 1997, ITEQ entered into an agreement whereby Astrotech International Corporation ("Astrotech") will be merged into ITEQ. Under the terms of the merger agreement, each share of Astrotech common stock will be exchanged for 0.93 shares of ITEQ common stock, resulting in the issuance of approximately 9,266 shares of ITEQ common stock upon consummation of the merger. Astrotech is a designer, fabricator and supplier of products for a variety of industries, including refining, petrochemical, wastewater treatment, agricultural, pulp and paper, mining, water storage, power generation and process systems. Astrotech also provides inspection, engineering, construction and maintenance services for large aboveground storage tanks and also offers mobile storage tank leasing services.

         On August 6, 1997, ITEQ and Astrotech filed a joint proxy statement with the SEC pertaining to the pending merger. Both companies have also made their respective Hart Scott Rodino filings. The transaction, which is subject to stockholder and regulatory approval, is expected to close in October 1997 and will be treated for accounting purposes as a pooling-of-interests.

                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

GENERAL

         Since its inception in 1990 the Company has acquired eight businesses. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing business, results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods.

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

         During the fourth quarter of 1996, effective January 1, 1996, the Company estimated percentage-of-completion for the materials portion of its long-term contracts at Allied Industries, Inc. ("Allied") based on when the material was placed into production, whereas previously such estimates were based on when the liability for the cost of material was legally incurred. This method of applying the percentage-of-completion accounting method was adopted to better reflect the economics of Allied's revenue and profit earnings process, and financial statements of prior years and interim periods have been restated to apply the revised method retroactively.

         The Company historically has experienced quarterly fluctuations in its operating results. Operating results in any quarter are dependent upon the timing of equipment and system sales, which may vary considerably among periods.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Revenues

         Revenues for the three months ended June 30, 1997 increased $20,070, or 85%, to $43,805 from $23,735 for the three months ended June 30, 1996. The increase was primarily attributable to the November 1996 acquisition of Ohmstede Inc. ("Ohmstede"), which contributed revenues of $23,574 for the three months ended June 30, 1997. This increase was partially offset by the disposition in November 1996 of Air-Cure, Inc. ("ACI") and Pipkorn, Inc. ("Pipkorn"), both of which were formerly subsidiaries of the Company. In the second quarter of 1996, ACI and Pipkorn contributed $1,769 in revenues. Revenues for the Company's Singapore subsidiary declined $670 to $1,196 in the second quarter of 1997 compared to $1,866 for the second quarter of 1996 primarily due to a temporary decrease in sales to the microelectronics industry.

         Gross Profits

         The Company's gross profits for the three months ended June 30, 1997 increased $4,852, or 128%, to $8,630 compared to $3,778 in 1996. Ohmstede's gross profit of $4,916 for the three months ended June 30, 1997 was partially offset by the sale of ACI and Pipkorn, which contributed $355 of gross profits during the three months ended June 30, 1996.

         Selling, General and Administrative Expenses

         Selling, general and administrative (SG&A) expenses increased by $2,419 from $2,345 to $4,764, which was primarily attributable to the Ohmstede acquisition. Ohmstede's SG&A expense for the three months ended June 30, 1997 was $2,220, which was partially offset by a $178 reduction in SG&A expense related to the sale of ACI and Pipkorn.

         Sales Commissions

         Sales commissions represent commissions paid to third party sales representatives or distributors. The commissions vary from period to period with the projects and products sold and the arrangement between the Company and the sales representative.

         Depreciation and Amortization

         Depreciation and amortization expense for the three months ended June
30, 1997 increased    $268 to $506 (excluding amounts included in cost of
revenues of $287 and $138 for the three months ended June 30, 1997 and 1996, respectively) due to the Ohmstede acquisition. Ohmstede's depreciation and amortization expense for the three months ended June 30, 1997 was $268.

         Interest Expense, net

         Interest expense for the three months ended June 30, 1997 and 1996 was $1,484 and $468, respectively. The borrowings required to finance the Ohmstede acquisition, which aggregated $56,100, caused the increase in interest expense.

Income Taxes

         The effective rate for the three months ended June 30, 1997 and 1996 was 36% and 111%, respectively. The unusually high rate for the three months ended June 30, 1996 was due to the effect of the non-deductible amortization of costs over net assets acquired for the period.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Revenues

         Revenues for the six months ended June 30, 1997 increased $46,435, or 101%, to $92,299 from $45,864 for the six months ended June 30, 1996. The increase was primarily attributable to the November 1996 acquisition of Ohmstede, which contributed revenues of $53,587 for the six months ended June 30, 1997. This increase was partially offset by the disposition in November 1996 of ACI and Pipkorn, both of which were formerly subsidiaries of the Company. For the six months ended

June 30, 1996, ACI and Pipkorn contributed $2,989 in revenues. The revenues of the Company's Singapore subsidiary declined $1,608 in 1997 to $2,316 compared to $3,924 in 1996, primarily due to a temporary decrease in sales to the microelectronics industry.

         Gross Profits

         The Company's gross profits for the six months ended June 30, 1997 increased $9,777, or 115%, to $18,254 compared to $8,477 in 1996. Ohmstede's gross profit of $11,571 for the six months ended June 30, 1997 was partially offset by the sale of ACI and Pipkorn, which contributed $577 of gross profits during the six months ended June 30, 1996.

         Selling, General and Administrative Expenses

         Selling, general and administrative (SG&A) expenses increased by $4,579 from $4,992 to $9,571, which was primarily attributable to the Ohmstede acquisition. Ohmstede's SG&A expense for the six months ended June 30, 1997 was $4,705, which was partially offset by a $362 reduction in SG&A expense related to the sale of ACI and Pipkorn.

         Sales Commissions

         Sales commissions represent commissions paid to third party sales representatives or distributors. The commissions vary from period to period with the projects and products sold and the arrangement between the Company and the sales representative.

         Depreciation and Amortization

         Depreciation and amortization expense for the six months ended June 30, 1997 increased $504 to $987 (excluding amounts included in cost of revenues of $564 and $285 for the six months ended June 30, 1997 and 1996, respectively) due to the Ohmstede acquisition. Ohmstede's depreciation and amortization expense for the six months ended June 30, 1997 was $530.

         Interest Expense, net

         Interest expense for the six months ended June 30, 1997 and 1996 was $3,291 and $853, respectively. The borrowings required to finance the Ohmstede acquisition, which aggregated $56,100, caused the increase in interest expense.

         Income Taxes

         The effective rate for the six months ended June 30, 1997 and 1996 was 39% and 37%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company's cash position was $4,766 compared with $6,475 at December 31, 1996. Net working capital at June 30, 1997 was $29,101 compared to $29,851 at December 31, 1996.

The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. The Company's operating activities provided $4,278 in cash during the six months ended June 30, 1997.

         The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases and promissory notes, and capital required for future acquisitions. The Company's general working capital requirements consist of salary costs and related overhead and the purchase price of materials and components, and may also include subcontracts with respect to which such costs are incurred. Management anticipates that the Company will make capital expenditures of approximately $2,400 in 1997 as compared to approximately $1,000 in 1996. The increase in capital expenditures relates primarily to a full year of Ohmstede operations. Excluding payments under the Company's revolving line of credit, principal payments made under promissory notes totaled approximately $2,500 for the year ended 1996. Approximately $6,000 and $7,300 in principal is payable under the terms of the promissory notes during 1997 and 1998, respectively.

         In November 1996, the Company amended its principal credit agreement to increase the commitment in conjunction with the Ohmstede acquisition. The financing consisted of a $35,000 term loan and a $38,000 revolving line of credit facility. In May 1997, the Company sold approximately 5,058 shares of ITEQ Common Stock and used the net proceeds (approximately $31,795) to reduce debt. This reduced the term loan and revolving line of credit outstanding as of June 30, 1997 to $19,500 and $2,400, respectively.

         In addition to the bank financing, in November 1996, the Company issued Senior Subordinated Notes ("Subordinated Notes") to two institutional lenders in an aggregate amount of $15,000. The Subordinated Notes mature November 18, 2003, and bear interest at 12% through December 31, 1997, which rate increases by 0.5% per year for each year the Subordinated Notes remain outstanding. As additional consideration, the Subordinated Note holders received warrants to purchase an aggregate of 1,760 shares of the Company's common stock at $5.10 per share, subject to adjustment. The warrants may be exercised at any time prior to expiration on November 18, 2003. Approximately $2,300 of warrant value was reflected as equity and as debt discount that is being amortized as additional interest expense over the seven year life of the Subordinated Notes.

         The Company's principal credit facility and the Subordinated Notes require the Company to maintain certain levels of working capital and stockholders' equity and contain other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness and to make acquisitions and certain investments. At June 30, 1997, the Company was in compliance with the provisions of its debt agreements.

         Except with respect to the funding of any future acquisitions including the proposed merger with Astrotech, management believes that funds available under its credit facilities, together with cash generated from operations, will be sufficient to meet the Company's anticipated cash requirements for 1997. Management further believes that the Company could obtain additional capital to make acquisitions through either issuances of common or preferred stock, or debt or lease financing, although no assurance can be given with respect to whether such financing would be available when required or whether such financing can be obtained on terms acceptable to the Company.

         Information Regarding Forward-Looking Statements

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in the preceding discussion regarding ITEQ's financial position, business strategy, and plans of management for future operations are forward-looking statements. Although ITEQ believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

                         PART II --- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 19, 1997, the Company held its annual meeting of stockholders, the purpose of which was to elect a board of seven directors to serve until the
next annual meeting or until their successors are elected and qualify.   There
were present at the meeting, in person and by proxy, the holders of 10,931,562 shares of common stock or approximately 92% of the total number of issued and outstanding shares which were entitled to vote. The results of the vote were as follows:

                                     Number of                   Number of                   Number of
     Name of Nominee                 Votes For                 Votes Against               Votes Withheld
     ---------------                 ---------                 -------------               --------------
Mark E. Johnson                     10,905,567                    25,000                        995
Thomas N. Amonett                   10,906,067                    25,000                        495
Lawrance W. McAfee                  10,906,067                    25,000                        495
Pierre S. Melcher                   10,905,567                    25,000                        995
T. William Porter                   10,905,567                    25,000                        995
James L. Rainey, Jr.                10,906,067                    25,000                        495
James A. Read                       10,906,067                    25,000                        495

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

       2.1 --   Plan and Agreement of Merger of ITEQ, Inc. and Astrotech International Corporation dated as of
                June 30, 1997.

       3.1 --   Certificate of Incorporation of Registrant, as amended (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

       3.2 --   Certificate of Amendment to Certificate of Incorporation of Registrant (Filed as an exhibit to
                Form 8-K date March 7, 1997 and incorporated herein by reference).

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

       4.7 --   Guaranty dated November 18, 1996, executed by the Registrant in favor of Mezzanine and First
                Commerce.  (Filed as an exhibit to Form 8-K dated December, 1996 and incorporated herein by reference).

       4.8 --   Warrant Agreement, dated November 18, 1996, between the Registrant and Mezzanine.  (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).

       4.9 --   Warrant Agreement dated November 18, 1996, between the Registrant and First Commerce,  (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).

      4.10 --   Registration Rights Agreement dated November 18, 1996, among the Registrant, Mezzanine, and
                First Commerce.  (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).

      4.11 --   Warrant Agreement, dated April 24, 1996, between the Registrant and Sanders Morris Mundy, Inc.
                (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.)

      10.1 --   Employment Agreement dated May 15, 1997, between the Registrant and John Camardella.

      10.2 --   First Amendment and Second Amendment to Acquisition Agreement dated as of April 24, 1997, between the Company and the owners of Exell.

      27   --   Financial Data Schedule.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ITEQ, INC.



Date:  August 14, 1997                   /s/   Lawrance W. McAfee
                                        ----------------------------------------
                                        Lawrance W. McAfee
                                        Executive Vice President and
                                        Chief Financial Officer


Date:  August 14, 1997                   /s/   Kathryn S. Henderson
                                        ----------------------------------------
                                        Kathryn S. Henderson
                                        Corporate Controller and
                                        Assistant Secretary

                                INDEX TO EXHIBITS


    EXHIBIT
      NO.                                  DESCRIPTION
    -------                                -----------
       2.1 --   Plan and Agreement of Merger of ITEQ, Inc. and Astrotech International Corporation dated as of
                June 30, 1997.

       3.1 --   Certificate of Incorporation of Registrant, as amended (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

       3.2 --   Certificate of Amendment to Certificate of Incorporation of Registrant (Filed as an exhibit to
                Form 8-K date March 7, 1997 and incorporated herein by reference).

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

       4.7 --   Guaranty dated November 18, 1996, executed by the Registrant in favor of Mezzanine and First
                Commerce.  (Filed as an exhibit to Form 8-K dated December, 1996 and incorporated herein by reference).

       4.8 --   Warrant Agreement, dated November 18, 1996, between the Registrant and Mezzanine.  (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).

       4.9 --   Warrant Agreement dated November 18, 1996, between the Registrant and First Commerce,  (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).

      4.10 --   Registration Rights Agreement dated November 18, 1996, among the Registrant, Mezzanine, and
                First Commerce.  (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).

      4.11 --   Warrant Agreement, dated April 24, 1996, between the Registrant and Sanders Morris Mundy, Inc.
                (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.)

      10.1 --   Employment Agreement dated May 15, 1997, between the Registrant and John Camardella.

      10.2 --   First Amendment and Second Amendment to Acquisition Agreement dated as of April 24, 1997, between the Company and the owners of Exell.

      27   --   Financial Data Schedule.