Form 10-Q
period 1997-09-30
ITEQ INC
filed 1997-11-14
CIK 868755

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

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27986


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

                                   26,682,038
           (Shares of common stock outstanding as of November 5, 1997)


================================================================================

                                   ITEQ, INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1997


                                                                                                          PAGE
PART I - FINANCIAL INFORMATION                                                                            ----
       ITEM 1:    FINANCIAL STATEMENTS
                  Consolidated Balance Sheets as of December 31, 1996 and September 30, 1997
                      (unaudited)                                                                          3
                  Consolidated Statements of Operations for the three and nine months ended
                      September 30, 1996 (unaudited) and 1997 (unaudited)                                  4
                  Consolidated Statements of Cash Flows for the nine months ended
                      September 30, 1996 (unaudited) and 1997 (unaudited)                                  5
                  Notes to Consolidated Financial Statements (unaudited)                                   6
                  Supplemental Unaudited Condensed Pro Forma Balance Sheet                                12
                  Supplemental Unaudited Condensed Pro Forma Statements of Operations                     13

        ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                     14

PART II - OTHER INFORMATION                                                                               20

                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     ASSETS
                                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                                       1996             1997
                                                                                     ---------       ---------
                                                                                                     (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                                                            $   6,475       $   2,411
Due on contracts and other receivables, net                                             34,230          36,330
Costs and estimated earnings in excess of billings on uncompleted contracts             20,690          24,236
Inventories                                                                             10,649           6,663
Prepaid expenses, deposits and other assets                                                881           2,326
Deferred tax asset                                                                       1,979           1,881
                                                                                     ---------       ---------
                Total Current Assets                                                    74,904          73,847
                                                                                     ---------       ---------
Property and equipment, net                                                             13,661          15,100
Other assets, net                                                                       47,823          50,076
                                                                                     ---------       ---------
TOTAL ASSETS                                                                         $ 136,388       $ 139,023
                                                                                     =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                     $  14,568       $  15,261
Accrued liabilities:
     Job costs                                                                           8,171           7,437
     Warranties                                                                            353             282
     Compensation                                                                        5,067           3,645
     Other                                                                               4,260           6,375
Billings in excess of costs and estimated earnings on uncompleted contracts                958             908
Progress billings                                                                        5,137           4,270
Current  maturities of long-term debt                                                    6,012              --
Income taxes payable                                                                       527             476
                                                                                     ---------       ---------
              Total Current Liabilities                                                 45,053          38,654
LONG-TERM LIABILITIES:
Borrowings under line of credit                                                         25,400          42,632
Other long-term obligations, less current maturities                                    29,029              --
Subordinated notes                                                                      12,712              --
Deferred tax liability                                                                     941             943
                                                                                     ---------       ---------
              Total Liabilities                                                        113,135          82,229
                                                                                     ---------       ---------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 1,000 shares authorized, no shares issued
     or outstanding                                                                         --              --
Common stock, $.001 par value, 30,000 shares authorized, 11,510 and 17,084 shares issued and outstanding at December 31, 1996 and September 30, 1997, respectively
                                                                                            11              17
Additional paid-in capital                                                              23,161          56,927
Retained earnings (deficit)                                                                (44)            502
Translation adjustment                                                                     125            (652)
                                                                                     ---------       ---------
             Total Stockholders' Equity                                                 23,253          56,794
                                                                                     ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $136,388       $ 139,023
                                                                                     =========       =========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1996 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                           ------------------------       -------------------------
                                                             1996                            1996
                                                          AS RESTATED        1997         AS RESTATED       1997
                                                           ---------       ---------       ---------       ---------
Revenues                                                   $  16,796       $  48,240       $  51,192       $ 131,412
Cost of revenues                                              12,788          37,596          38,285         102,271
Selling, general and administrative expenses                   2,186           4,882           6,541          13,888
Sales commissions                                                520             580           2,222           1,881
Depreciation and amortization                                    365             771             921           2,106
Merger and acquisition and restructuring costs                    --              --           1,818              --
                                                           ---------       ---------       ---------       ---------
         Operating profit                                        937           4,411           1,405          11,266
                                                           ---------       ---------       ---------       ---------
Other income (expense):
     Interest expense, net                                      (209)           (628)           (598)         (3,131)
     Miscellaneous, net                                           (4)            153              29             371
                                                           ---------       ---------       ---------       ---------
               Total other expense                              (213)           (475)           (569)         (2,760)
                                                           ---------       ---------       ---------       ---------
Earnings from continuing operations
     before income tax provision                                 724           3,936             836           8,506
Income tax provision                                             285           1,406             278           3,134
                                                           ---------       ---------       ---------       ---------
Earnings from continuing operations                              439           2,530             558           5,372
                                                           ---------       ---------       ---------       ---------
Earnings (Loss) from discontinued operations, net of
   income tax provision (benefit)                                474            (237)         (1,553)         (1,061)

Loss on disposal of discontinued  operations,  net of
   income  tax benefit                                            --          (1,728)             --          (1,728)
                                                           ---------       ---------       ---------       ---------
Earnings (Loss) from discontinued operations                     474          (1,965)         (1,553)         (2,789)
                                                           ---------       ---------       ---------       ---------
Earnings (Loss) before extraordinary loss on early
     extinguishment of debt                                      913             565            (995)          2,583
Extraordinary loss on early extinguishment of debt,
     net of income tax benefit of $1,145                          --          (2,037)             --          (2,037)
                                                           ---------       ---------       ---------       ---------
Net earnings (loss)                                        $     913       ($  1,472)      ($    995)      $     546
                                                           =========       =========       =========       =========
Earnings per share:
Earnings from continuing operations                        $    0.04       $    0.14       $    0.05       $    0.35
Earnings (Loss) from discontinued operations               $    0.04       ($   0.11)      ($   0.14)     ($    0.18)
Extraordinary loss                                                --       ($   0.11)             --      ($    0.13)
Net earnings (loss) per common share                       $    0.08       ($   0.08)      ($   0.09)      $    0.04

Weighted average common and common equivalent
     shares outstanding                                       11,568          18,464          11,466          15,316



                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                       1996
                                                                                   AS RESTATED       1997
                                                                                    ---------      --------

FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                                 $   (995)      $    546
Adjustments  to  reconcile  net  earnings  (loss)  to  net  cash  provided  by operating  activities
     Non-cash interest                                                                    --            499
     Depreciation and amortization                                                     1,238          2,382
     Non-cash write-offs related to discontinued operations                               --            555
     Extraordinary losses                                                                 --          3,182
     Provision for deferred income taxes                                                  47             99
     Changes in assets and liabilities:                                                   --             --
          Due on contracts and other receivables                                       7,136          1,141
          Inventories                                                                    163          5,262
          Costs and estimated earnings in excess of billings on uncompleted
                 contracts                                                            (3,601)        (3,717)
          Prepaid expenses, deposits and other assets                                   (362)        (1,228)
          Accounts payable and accrued liabilities                                    (2,786)        (3,081)
          Billings in excess of costs and estimated earnings on uncompleted
                  contracts                                                              676            356
          Progress billings                                                               --         (1,202)
          Other                                                                         (343)          (562)
                                                                                    --------       --------
                Net cash provided by operating activities                              1,173          4,232
                                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquired businesses, net of cash acquired                                 (268)        (7,997)
Purchases of property and equipment                                                     (384)        (1,143)
                                                                                    --------       --------
                Net cash used by investing activities                                   (652)        (9,140)
                                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term obligations                                                     (2,499)       (16,981)
Net borrowings (payments) under line of credit                                         2,002           (800)
Repayment of Subordinated Debt                                                            --        (15,000)
Net proceeds from common stock offering                                                   --         31,795
Proceeds from exercise of stock options and warrants                                      93          1,971
                                                                                    --------       --------
               Net cash provided (used) by financing activities                         (404)           985
                                                                                    --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (54)          (141)
                                                                                    --------       --------
Net increase/(decrease) in cash and cash equivalents                                      63         (4,064)
Cash and cash equivalents, beginning of period                                         2,299          6,475
                                                                                    --------       --------
Cash and cash equivalents, end of period                                            $  2,362       $  2,411
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

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1996 and 1997, and the cash flows for the nine months ended September 30, 1996 and 1997.

         The unaudited consolidated financial statements include the accounts of ITEQ, Inc. and its wholly-owned subsidiaries ("ITEQ" or the "Company"). Significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period's consolidated financial statements to conform with the current period presentation.

         During the fourth quarter of 1996, effective January 1, 1996, the Company estimated percentage-of-completion for the materials portion of its long-term contracts at its Allied Industries, Inc. ("Allied") subsidiary, based on when purchased material was placed into production, whereas previously, such estimates were based on when the liability for the cost of the material was legally incurred. This method of applying the percentage-of-completion accounting principle was adopted to better reflect the economics of Allied's revenue and profit earnings process. Financial statements of prior years and interim periods have been restated to apply the revised method retroactively. However, these amounts are now presented as discontinued operations (see Note
7). The effect of the accounting change on previously reported net earnings
(loss) for the three months and nine months ended September 30, 1996 are as follows:

                                           Increase / (Decrease)
                                           ----------------------
                                    Three months ended  Nine months ended
                                    September 30, 1996  September 30, 1996
                                    ------------------  ------------------
Net earnings (loss)                         $485             ($575)
Net earnings (loss) per common share        $.04             ($.05)


         As planned when acquired in November 1996, Ohmstede, Inc. ("Ohmstede") initiated foreign sales, which typically have longer production times and more units per order in production and shipment than Ohmstede's historical domestic business. Accordingly, such sales have been recognized under the percentage-of-completion revenue recognition method.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 - DUE ON CONTRACTS AND OTHER RECEIVABLES

        At December 31, 1996, and September 30, 1997, due on contracts and other receivables consists of:


                                                                  December 31,   September 30,
                                                                      1996           1997
                                                                    --------       --------
     Billings on completed contracts and contracts in progress      $ 34,273       $ 35,922
     Retained contract receivables                                       544            828
     Other miscellaneous receivables                                     125            181
     Allowance for doubtful accounts                                    (712)          (601)
                                                                    --------       --------
                   Total                                            $ 34,230       $ 36,330
                                                                    ========       ========


NOTE 3 --- INVENTORIES

         Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, purchased parts and equipment held for resale and are valued at the lower of cost or market. Cost is determined by the average cost for materials and the first-in, first-out (FIFO) method for purchased parts. At December 31, 1996 and September 30, 1997, inventories consist of the following:

                                              December 31, September 30
                                                 1996         1997
                                                -------      ------
Raw Materials                                   $ 3,514      $3,402
Work in Progress                                  7,135       3,261
                                                -------      ------
               Total                            $10,649      $6,663
                                                =======      ======


NOTE 4 --- OTHER ASSETS

         At December 31, 1996 and September 30, 1997, other assets consist of the following:


                                                                        December 31, September 30,
                                                                            1996        1997
                                                                          -------      -------
Excess of costs over net assets acquired, net of accumulated amortization, of $1,789 and $2,380 at December, 1996 and
   September 30, 1997, respectively                                       $32,941      $36,469
Licenses, trademarks and tradenames, net of accumulated amortization of $878 and $1,397 at December 31, 1996 and September 30, 1997,
   respectively                                                            11,880       11,362
Debt issuance costs, net of accumulated amortization of $45 and $390 at December 31, 1996 and September 30, 1997, respectively
                                                                            2,957        1,585
Other                                                                          45          660
                                                                          -------      -------
         Total                                                            $47,823      $50,076
                                                                          =======      =======



NOTE 5 --- BUSINESS ACQUISITIONS

         Effective August 1, 1997, the Company purchased all of the capital stock of Exell, Inc. (Exell) for total cash consideration of approximately $8,088 plus assumption of certain liabilities. The cash consideration consisted of $7,864 in purchase price and $224 for related acquisition expenses. Exell is a

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


manufacturer of shell and tube heat exchangers and was previously a competitor of the Company's Ohmstede operation. For its fiscal year ended September 30, 1996, Exell reported revenues of approximately $26,779. The transaction was accounted for using the purchase method of accounting, and, accordingly, the operating results of Exell are included in the accompanying consolidated financial statements from the effective date of the acquisition.

         The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition as follows:



          Working capital                               $1,424
          Property and equipment                         1,422
          Excess of costs over net assets acquired       5,242
                                                        ------
               Total purchase price                     $8,088
                                                        ======

         The excess of costs over net assets acquired of $5,242 is being amortized on a straight line basis over forty years.

         The following unaudited pro forma consolidated results of operations assume that the purchase occurred on January 1, 1996 and 1997, respectively. The pro forma consolidated results of operations may not necessarily be indicative of the Company's results of operations that would have occurred had the transaction been effected on the assumed dates, nor do the pro forma results purport to indicate the Company's results of operations for any future period.


                                                  For the nine months ended
                                                        September 30,
                                                  -------------------------
                                                     1996           1997
                                                  ---------       ---------
Revenues                                           $ 70,889       $146,578
Earnings from continuing operations                     862          5,472
Net earnings (loss)                                    (691)           646

Earnings from continuing operations per share           .08            .36
Net earnings (loss) per share                          (.06)           .04


NOTE 6 ---- RESTRUCTURING COSTS

         A restructuring charge of $4,200 was taken during the three months ended March 31, 1996, of which $2,382 related to the Company's discontinued Allied subsidiary (see Note 7), and, accordingly, is now presented as earnings
(loss) from discontinued operations, net of income tax benefit, on the accompanying statements of operations. The restructuring charge included (i) a provision for the contractually required severance obligations to the former president and chief executive officer who was replaced in March 1996, and (ii) the cost of implementing new management's plan to reduce the Company's overall cost structure including employee severance, lease and other contract buyouts, inventory and other asset impairments, losses related to termination of unprofitable product lines, excess machinery disposal and other related costs.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 7 --- DISCONTINUED OPERATIONS

         During August 1997, management adopted plans to discontinue the operations of the Company's Allied subsidiary. For accounting purposes, this discontinuance was treated as effective on August 31, 1997.

The majority of Allied's operations relate to fabricating certain types of pressure vessels. The net assets of Allied's operations will be liquidated as remaining orders in process are completed. The estimated completion date of the net asset liquidation is February 28, 1998. The Allied facility will not be disposed of as it will be used in the Company's facility consolidation effort (see Note 10). Net assets of Allied of $4,111 are included in the September 30, 1997 consolidated balance sheet. Management believes the $1,345 liability for the estimated loss on disposal of discontinued operations, which includes $900 of estimated operating losses during the phase-out period, is adequate.

         Sales from discontinued operations were $7,863 and $3,818, for the three months ended September 30, 1996 and 1997 and $19,331 and $12,944 for the nine months ended September 30, 1996 and 1997, respectively. Summary operating results through August 31, 1997, the date of measurement, were as follows:

                                          Two months       Eight months
                                            ended             ended
                                          August 31,        August 31,
                                             1997             1997
                                          ----------       ------------
Revenues                                   $2,675            $11,800
Operating loss                                116                578
Interest expense                              243              1,030
Loss before income taxes                      359              1,608
Income tax benefit                            122                547
Net loss from discontinued operations         237              1,061


         The earnings (loss) from discontinued operations included in the statements of operations are reflected net of the effective income tax rate for the applicable period.

         Interest expense has been allocated based on intercompany debt balances. After-tax interest expense of $193 has been included in the estimated loss on disposal. Discontinued operations have not been separated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of operations.

NOTE 8 --- STOCK OFFERING

         In May 1997, the Company sold approximately 5,058 shares of ITEQ common stock. The primary use of the offering proceeds of approximately $31,795 was to reduce debt incurred for the Company's acquisition program.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 9 --- EXTRAORDINARY ITEM

         During the quarter ended September 30, 1997, the Company repaid its subordinated notes using available proceeds under its revolving credit facility. The Company incurred an extraordinary loss of $3,182, ($2,037 net of taxes), related to the write-off of unamortized debt issuance and discount costs. These amounts have been reflected in the accompanying statements of operations.

NOTE 10 --- SUBSEQUENT EVENTS

         On October 28, 1997, the Company's merger (the "Merger") with Astrotech International Corporation ("Astrotech") was approved by shareholders of both companies. Astrotech is a leading domestic designer, fabricator and supplier of proprietary storage tank products and services. The company provides a broad range of inspection, engineering, construction and maintenance services for aboveground storage tanks and also offers mobile storage tank leasing services. Industries served include refining, petrochemical, wastewater treatment, agricultural, pulp and paper, mining, water storage, power generation and process systems. The Company will issue approximately 9,500 shares of ITEQ common stock (subject to the adjustment for elimination of fractional shares) in exchange for all the outstanding shares of Astrotech common stock based on an exchange ratio of .93 of a share of ITEQ common stock for each share of Astrotech common stock outstanding. In addition, all outstanding options to purchase Astrotech common stock were converted into options to purchase shares of ITEQ common stock as adjusted for the exchange ratio. In connection with the Merger, the Company amended and restated its Certificate of Incorporation to, among other things, increase its authorized shares of common stock from 30,000 to 40,000.

         The Merger will be accounted for as a pooling of interests. Accordingly, future consolidated financial statements will be restated to include the accounts and results of operations of Astrotech with those of the Company, as if the two companies had been combined since inception. See supplemental combined pro forma financial statements contained elsewhere herein.

         The consolidated financial statements will be restated on a combined basis in the Company's Form 10-K for the year ending December 31, 1997. Astrotech's historical statements of operations for all prior years will likewise be combined with ITEQ's historical statements of operations.

         In conjunction with the Merger, management is initiating plans to restructure and consolidate the combined companies. Duplicate facilities and excess capacity will be eliminated and certain operations will be consolidated into existing Astrotech or ITEQ facilities. All merger and restructuring costs will be expensed in the fourth quarter of the year ending December 31, 1997. These costs include investment banking, legal, accounting, stockholder meeting expenses, employee severance, asset write-downs and business integration expenses. Management currently estimates that the merger, acquisition and restructuring costs charged in the fourth quarter will be approximately $15,000 to $16,000 excluding extraordinary charges related to early extinguishment of debt and discontinuance of the operations of the Company's Allied subsidiary.

         In October 1997, in connection with the Merger, the Company refinanced its and Astrotech's existing credit facilities under a new revolving credit facility (the "New Credit Facility") with various financial institutions with a commitment amount of up to $175,000 maturing in 5 years and bearing interest, at the Company's option, at BankBoston, N.A.'s customary base rate or at BankBoston's eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to .25% for the applicable

         ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

base rate margin, and from 1% to 1.75% for the applicable eurodollar rate margin. The applicable interest rate on amounts outstanding at October 31, 1997 was 6.625%. A commitment fee ranging from 0.25% to 0.5% per annum is payable on the unused portion of the New Credit Facility. The New Credit Facility is secured by substantially all of the assets of the Company, a pledge of the stock of the Company's domestic subsidiaries, and guarantees entered into by such subsidiaries. All outstanding indebtedness as of September 30, 1997 has been reflected as long-term in the accompanying balance sheet to reflect the terms of the New Credit Facility.

         The Company's credit facilities require the Company to maintain certain levels of working capital and stockholders' equity and contain other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness and to make acquisitions and certain investments. At September 30, 1997, the Company was in compliance with the provisions of its debt agreements.

         The Company's outstanding balance as of October 31, 1997 was $78,083 of which $44,732 related to the repayment of ITEQ's term loan and revolving credit facility. In October 1997, the Company incurred an extraordinary charge of $1,644, ($1,052 net of taxes), related to the write off of debt issuance costs from these previous debt facilities. This loss will be reflected in the Company's consolidated financial statements during the year ending December 31, 1997 and will be combined with the extraordinary loss in the accompanying statements of operations related to the repayment of the subordinated notes. The total extraordinary loss, net of applicable taxes, related to the early extinguishment of debt will be $3,089 for the year ending December 31, 1997.

                           ITEQ AND ASTROTECH COMBINED
            SUPPLEMENTAL UNAUDITED CONDENSED PRO FORMA BALANCE SHEET
                                 (IN THOUSANDS)
                               SEPTEMBER 30, 1997


                                     ASSETS
                                                                                                    Pro Forma          Combined
                                                                             ITEQ       Astrotech   Adjustments         Company
                                                                           --------     ---------   -----------        - -------
 CURRENT ASSETS:
 Cash and cash equivalents                                                 $  2,411     $    214      $                $   2,625
 Due on contracts and other receivables, net                                 36,330       32,722                          69,052
 Costs and estimated earnings in excess of billings on uncompleted
   contracts                                                                 24,236        6,602                          30,838
 Inventories                                                                  6,663        6,055                          12,718
 Prepaid expenses, deposits and other assets                                  2,326        2,769                           5,095
 Deferred tax asset                                                           1,881        1,072                           2,953
                                                                           --------      -------      -------          ---------
    Total Current Assets                                                     73,847       49,434           --            123,281
 Property and equipment, net                                                 15,100       30,523                          45,623
 Other assets, net                                                           50,076       31,919                          81,995
                                                                           --------     --------      -------          ---------
 ASSETS                                                                    $139,023     $111,876      $    --          $ 250,899
                                                                           ========     ========      =======          =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts payable                                                           $15,261      $ 8,816       $                $ 24,077
 Accrued liabilities                                                         18,215       13,481                          31,696
 Billings in excess of costs and estimated earnings on uncompleted
   contracts                                                                    908        5,720                           6,628
 Progress billings                                                            4,270           --                           4,270
                                                                            -------      -------       -------          --------
    Total Current Liabilities                                                38,654       28,017            --            66,671
 LONG-TERM LIABILITIES:
 Long-term obligations                                                       42,632       36,074                          78,706
 Deferred tax liability                                                         943        4,014                           4,957
                                                                            -------      -------       -------          --------
    Total Liabilities                                                        82,229       68,105       $    --           150,334
                                                                            -------      -------       -------          --------
 STOCKHOLDERS' EQUITY:
 Common stock                                                                    17          103           (93) (a)           27
 Additional paid-in capital                                                  56,927       61,719            93  (a)      118,739
 Retained earnings (deficit)                                                    502      (18,051)                        (17,549)
 Translation adjustment                                                        (652)          --                            (652)
                                                                            -------      -------       -------         ---------
    Total Stockholders' Equity                                               56,794       43,771       $    --           100,565
                                                                           --------     --------       -------         ---------
  LIABILITIES AND STOCKHOLDERS' EQUITY                                     $139,023     $111,876       $    --         $ 250,899
                                                                           ========     ========       =======         =========


(a) Pro forma adjustment to Astrotech common stock to reflect the pooling of interest based on a conversion rate of .93 and to reflect the par value of ITEQ Common Stock.

                           ITEQ AND ASTROTECH COMBINED
       SUPPLEMENTAL UNAUDITED CONDENSED PRO FORMA STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                        Three-months ended               Nine months ended
                                                                          September 30,                    September 30,
                                                                    -------------------------       -------------------------
                                                                       1996            1997            1996            1997
                                                                    ---------       ---------       ---------       ---------
Revenues                                                            $  56,049       $  90,039       $ 147,472       $ 242,101
Cost of revenues                                                       42,727          69,965         109,972         185,528
Selling, general and administrative expenses                            7,423           9,646          21,183          29,391
Sales commissions                                                         738             882           2,758           2,478
Depreciation and amortization                                           1,456           2,041           3,901           5,640
Merger costs, restructuring charges and other non-recurring
  costs                                                                    --              --           1,818              --
                                                                    ---------       ---------       ---------       ---------
        Operating profit                                                3,705           7,505           7,840          19,064

Interest expense, net                                                    (659)         (1,297)         (1,663)         (4,694)
Other income                                                             (229)             11            (245)             22
                                                                    ---------       ---------       ---------       ---------
Earnings from continuing operations before
   extraordinary item and provision for income taxes                    2,817           6,219           5,932          14,392
Provision for income taxes                                              1,011           2,319           2,230           5,488
                                                                    ---------       ---------       ---------       ---------
Earnings from continuing operations before
   extraordinary loss                                                   1,806           3,900           3,702           8,904

Earnings (Loss) from discontinued operations                              474          (1,965)         (1,553)         (2,789)
Extraordinary loss on early extinguishment of debt                         --          (2,037)             --          (2,037)
                                                                    ---------       ---------       ---------       ---------
Net Earnings                                                        $   2,280       $    (102)      $   2,149       $   4,078
                                                                    =========       =========       =========       =========
Earnings from continuing operations before extraordinary item
  per common share                                                  $    0.09       $    0.14       $    0.18       $    0.36

Net earnings per common share                                       $    0.11       $    0.00       $    0.10       $    0.16

Weighted average number of common and common equivalent shares
  outstanding                                                          21,176          28,415          20,900          24,907

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

GENERAL

         Since its inception in 1990 the Company has acquired nine businesses. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing business, results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods.

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


RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS
            ENDED SEPTEMBER 30, 1996

         Revenues

         Revenues for the three months ended September 30, 1997 increased $31,444, to $48,240 from $16,796 for the three months ended September 30, 1996. The increase was primarily attributable to the November 1996 acquisition of Ohmstede, Inc. ("Ohmstede") and the August 1997 acquisition of Exell, Inc. ("Exell") which contributed revenues of $26,862 and $4,823, respectively, for the three months ended September 30, 1997. This increase was partially offset by the disposition in November 1996 of Air-Cure, Inc. ("ACI") and Pipkorn, Inc. ("Pipkorn"), both of which were formerly subsidiaries of the Company. In the third quarter of 1996, ACI and Pipkorn contributed $1,417 in revenues.

         Cost of Revenues

         Cost of revenues for the three months ended September 30, 1997 increased $24,808 to $37,596 primarily due to the Ohmstede and Exell acquisitions. Cost of revenues for Ohmstede and Exell for the three months ended September 30, 1997 was $21,263 and $3,622, respectively, partially offset by the sale of ACI and Pipkorn, which had cost of revenues of $1,182 for the three months ended September 30, 1996.

          Selling, General and Administrative Expenses

         Selling, general and administrative (SG&A) expenses increased by $2,696 to $4,882 from $2,186 which was primarily attributable to the Ohmstede and Exell acquisitions. Ohmstede's and Exell's SG&A expense for the three months ended September 30, 1997 was $2,434 and $338, respectively, which was partially offset by a $178 reduction in SG&A expense related to the sale of ACI and Pipkorn.

         Sales Commissions

         Sales commissions represent commissions paid to third party sales representatives or distributors. The commissions vary from period to period with the projects and products sold and the arrangement between the Company and the sales representative.

         Depreciation and Amortization

         Depreciation and amortization expense for the three months ended September 30, 1997 increased $406 to $771 primarily due to the Ohmstede and Exell acquisitions. Ohmstede's and Exell's depreciation and amortization expense for the three months ended September 30, 1997 was $418 and $63, respectively.

         Interest Expense, net

         Interest expense for the three months ended September 30, 1997 and 1996 was $628 and $209, respectively, primarily due to the borrowings required to finance the Ohmstede acquisition, which aggregated $56,100.

         Income Taxes

         The effective tax rate for the three months ended September 30, 1997 and 1996 was 36% and 39%, respectively.

         Discontinued Operations and Extraordinary Loss

         During August 1997, management adopted plans to discontinue the operations of the Company's Allied subsidiary. For accounting purposes, this discontinuance was treated as effective on August 31, 1997.

         The majority of Allied's operations relate to fabricating certain types of pressure vessels. The net assets of Allied's operations will be liquidated as remaining orders in process are completed. The estimated completion date of the net asset liquidation is February 28, 1998. The Allied facility will not be disposed of as it will be used in the Company's facility consolidation effort.

         Earnings (loss) from discontinued operations for the three months ended September 30, 1997, and 1996 were ($1,965) (net of $1,086 income tax benefit) and $474 (net of $267 income tax provision), respectively.

         During the quarter ended September 30, 1997, the Company repaid its unsecured subordinated notes using available proceeds under its revolving credit facility. The Company incurred an extraordinary loss of $3,182 ($2,037 net of taxes), related to the write-off of unamortized debt issuance and discount costs.

         NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS
              ENDED SEPTEMBER 30, 1996

         Revenues

         Revenues for the nine months ended September 30, 1997 increased $80,220, to $131,412 from $51,192 for the nine months ended September 30, 1996. The increase was primarily attributable to the November 1996 acquisition of Ohmstede and the August 1997 acquisition of Exell, which contributed revenues of $80,449 and $4,823, respectively for the nine months ended September 30, 1997. This increase was partially offset by the disposition in November 1996 of ACI and Pipkorn, both of which were formerly subsidiaries of the Company. For the nine months ended September 30, 1996, ACI and Pipkorn contributed $4,406 in revenues.

         Cost of Revenues

         Cost of revenues for the nine months ended September 30, 1997 increased $63,986 to $102,271 primarily due to the Ohmstede and Exell acquisitions. Cost of revenues for Ohmstede and Exell for the nine months ended September 30, 1997 was $63,007 and $3,622, respectively, partially offset by the sale of ACI and Pipkorn which had cost of revenues of $ $3,594 for the nine months ended September 30, 1996.

         Selling, General and Administrative Expenses

         Selling, general and administrative (SG&A) expenses increased by $7,347 to $13,888 from $6,541, which was primarily attributable to the Ohmstede and Exell acquisitions. Ohmstede's and Exell's SG&A expense for the nine months ended September 30, 1997 was $7,139 and $338, respectively, which was partially offset by a $540 reduction in SG&A expense related to the sale of ACI and Pipkorn.

         Sales Commissions

         Sales commissions represent commissions paid to third party sales representatives or distributors. The commissions vary from period to period with the projects and products sold and the arrangement between the Company and the sales representative.

         Depreciation and Amortization

         Depreciation and amortization expense for the nine months ended September 30, 1997 increased $1,185 to $2,106 primarily due to the Ohmstede and Exell acquisitions. Ohmstede's and Exell's depreciation and amortization expense for the nine months ended September 30, 1997 was $1,220 and $62, respectively.

         Interest Expense, net

         Interest expense for the nine months ended September 30, 1997 and 1996 was $3,131 and $598, respectively, primarily due to the borrowings required to finance the Ohmstede acquisition, which aggregated $56,100.

         Income Taxes

         The effective tax rate for the nine months ended September 30, 1997 and 1996 was 37% and 33%, respectively.

         Discontinued Operations and Extraordinary Loss

         During August 1997, management adopted plans to discontinue the operations of the Company's Allied subsidiary. For accounting purposes, this discontinuance was treated as effective on August 31, 1997.

         The majority of Allied's operations relate to fabricating certain types of pressure vessels. The net assets of Allied's operations will be liquidated as remaining orders in process are completed. The estimated completion date of the net asset liquidation is February 28, 1998. The Allied facility will not be disposed of as it will be used in the Company's facility consolidation effort.

         Earnings (loss) from discontinued operations for the nine months ended September 30, 1997, and 1996 were ($2,789) (net of $1,511 income tax benefit) and ($1,553) (net of $827 income tax benefit), respectively.

         During the quarter ended September 30, 1997, the Company repaid its unsecured subordinated notes using available proceeds under its revolving credit facility. The Company incurred an extraordinary loss of $3,182 ($2,037 net of taxes), related to the write-off of unamortized debt issuance and discount costs.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company's cash position was $2,411 compared with $6,475 at December 31, 1996. Net working capital at September 30, 1997 was $35,193 compared to $29,851 at December 31, 1996.

         The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. The Company's operating activities provided $4,142 in cash during the nine months ended September 30, 1997.

         The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases and indebtedness, and capital required for future acquisitions. The Company's general working capital requirements consist of salary costs and related overhead and the purchase price of materials and components, and may also include subcontracts with respect to which such costs are incurred. Management anticipates that the Company will make capital expenditures of approximately $2,400 in 1997 as compared to approximately $1,000 in 1996. The increase in capital expenditures relates primarily to a full year of Ohmstede operations.

         In November 1996, the Company issued Senior Subordinated Notes ("Subordinated Notes") to two institutional lenders in an aggregate amount of $15,000. The 12% Subordinated Notes were scheduled to mature November 18, 2003 but were repaid during the quarter ending September 30, 1997 as discussed below. As additional consideration, the Subordinated Note holders received warrants to purchase an aggregate of 1,760 shares of the Company's common stock at $5.10 per share, subject to adjustment. The warrants may be exercised at any time prior to expiration on November 18, 2003. Approximately $2,300 of warrant value was reflected as equity and as debt discount and prior to repayment was being amortized as additional interest expense over the seven year life of the Subordinated Notes.

         During the quarter ended September 30, 1997, the Company repaid the Subordinated Notes using available proceeds under its secured revolving credit facility. The Company incurred an extraordinary loss of $3,182 ($2,037 net of taxes), related to the write-off of unamortized debt issuance and debt discount costs.

         In November 1996, the Company amended its principal credit agreement to increase the commitment in conjunction with the Ohmstede acquisition. The financing consisted of a $35,000 term loan and a $38,000 revolving line of credit facility. In May 1997, the Company sold approximately 5,058 shares of ITEQ Common Stock and used the net proceeds (approximately $31,795) to reduce debt. This reduced the term loan and revolving line of credit outstanding as of September 30, 1997 to $18,000 and $24,600, respectively.

         On October 28, 1997, the Company's merger (the "Merger") with Astrotech International Corporation ("Astrotech") was approved by shareholders of both companies. Astrotech is a leading domestic designer, fabricator and supplier of proprietary storage tank products and services. The company provides a broad range of inspection, engineering, construction and maintenance services for aboveground storage tanks and also offers mobile storage tank leasing services. Industries served include refining, petrochemical, wastewater treatment, agricultural, pulp and paper, mining, water storage, power generation and process systems. The Company will issue approximately 9,500 shares of ITEQ common stock (subject to the adjustment for elimination of fraction shares) in exchange for all the outstanding shares of Astrotech common stock based on an exchange ratio of .93 of a share of ITEQ common stock for each share of Astrotech common stock outstanding. In addition, all outstanding options to purchase Astrotech common stock were converted into options to purchase shares of ITEQ common stock as adjusted for the exchange ratio. In connection with the Merger, the Company amended and restated its Certificate of Incorporation to, among other things, increase its authorized shares of common stock from 30,000 to 40,000. The Merger will be accounted for as a pooling of interests.

         In conjunction with the Merger, management is initiating plans to restructure and consolidate the combined companies. Duplicate facilities and excess capacity will be eliminated and certain operations will be consolidated into existing Astrotech or ITEQ facilities. All merger and restructuring costs will be expensed in the fourth quarter of the year ending December 31, 1997. These costs include investment banking, legal, accounting, stockholder meeting expenses, employee severance, asset write-downs and business integration expenses. Management currently estimates that the merger, acquisition and restructuring costs charged in the fourth quarter will be approximately $15,000 to $16,000 excluding extraordinary charges related to early extinguishment of debt and discontinuance of the operations of the Company's Allied subsidiary.

         In October 1997, in connection with the Merger, the Company refinanced its and Astrotech's existing credit facilities under a new revolving credit facility (the "New Credit Facility") with various financial institutions with a commitment amount of up to $175,000 maturing in 5 years and bearing interest, at the Company's option, at BankBoston, N.A.'s customary base rate or at BankBoston's eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to .25% for the applicable base rate margin, and from 1% to 1.75% for the applicable eurodollar rate margin. The applicable interest rate on amounts outstanding at October 31, 1997 was 6.625%. A commitment fee ranging from 0.25% to 0.5% per annum payable quarterly on the unused portion of the New Credit Facility. The New Credit Facility is secured by substantially all of the assets of the Company, a pledge of the stock of the Company's domestic subsidiaries, and guarantees entered into by such subsidiaries.

         The Company's outstanding indebtedness balance as of October 31, 1997 was $78,083 of which $44,732 related to the repayment of ITEQ's term loan and revolving credit facility. In October 1997, the Company incurred an extraordinary charge of $1,644, ($1,052 net of taxes), related to the write off of debt issuance costs from these previous debt facilities. This loss will be reflected in the Company's consolidated financial statements during the year ending December 31, 1997 and will be combined with the extraordinary loss in the accompanying statements of operations related to the repayment of the subordinated notes. The total extraordinary loss, net of applicable taxes, related to the early extinguishment of debt will be $3,089 for the year ending December 31, 1997.

         The Company's credit facilities require the Company to maintain certain levels of working capital and stockholders' equity and contain other restrictive covenants. Such instruments also limited the ability of the Company to incur additional indebtedness and to make acquisitions and certain investments. At September 30, 1997, the Company was in compliance with the provisions of its debt agreements.

         Except with respect to the funding of any future acquisitions, management believes that funds available under its credit facilities, together with cash generated from operations, will be sufficient to meet the Company's anticipated cash requirements for 1997. Management further believes that the Company could obtain additional capital to make acquisitions through debt or lease financing or issuances of common or preferred stock, although no assurance can be given with respect to whether such financing would be available when required or whether such financing can be obtained on terms acceptable to the Company.

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

PART II --- OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

2.1 -- Plan and Agreement of Merger dated as of June 30, 1997, by and between the Registrant and Astrotech International Corporation ("Astrotech"). (Filed as Appendix A to the Joint Proxy Statement/Prospectus of the Registrant and Astrotech on October 3, 1997 and incorporated herein by reference.)


2.2 -- Stock Purchase Agreement, dated April 24, 1997, among the owners of Exell Inc. ("Exell") and the Registrant. (Filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-2 (No. 333-23245) and incorporated herein by reference.)

2.3 -- First and Second Amendment to Exell Stock Purchase Agreement among the owners of Exell and the Registrant. (Filed as an exhibit to Form 10-Q for the quarter ending June 30, 1997 and incorporated herein by reference.)

2.4 -- Purchase and Sale Agreement, dated as of the Effective Date (as defined therein), between Babel, Miller & Blackwell Partnership (the "Partnership") and the Registrant. (Filed as an exhibit to Form 8-K dated August 28, 1997 and incorporated herein by reference.)

2.5 -- First Amendment to Purchase and Sale Agreement, effective August 13, 1997, among the Partnership, Beaumont Franklin Street Properties, L.L.C. ("BFSP"), Neches Street Properties, L.L.C. ("NSP") and the Registrant. (Filed as an exhibit to Form 8-K dated August 28, 1997 and incorporated herein by reference.)

3.1 -- Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Appendix E to the Joint Proxy Statement/Prospectus of the Registrant and Astrotech on October 3, 1997 and incorporated herein by reference.)

3.2 --         Amended and Restated Bylaws of the Registrant.

4.1 -- See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of Common Stock.

4.2 -- Revolving Credit Agreement dated as of October 28, 1997 by and among the Registrant, the Guarantors and various lending institutions including Deutsche Bank AG as Documentation Agent and BankBoston, N.A. as Agent.

4.3 -- Warrant Agreement, dated November 18, 1996, between the Registrant and Mezzanine. (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference.)

4.4 -- Warrant Agreement dated November 18, 1996, between the Registrant and First Commerce, (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference.)

4.5 -- Registration Rights Agreement dated November 18, 1996, among the Registrant, Mezzanine, and First Commerce. (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference.)

4.6 -- Warrant Agreement, dated April 24, 1996, between the Registrant and Sanders Morris Mundy, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.)

10.1 -- Amended and Restated ITEQ 1990 Stock Option Plan. (Filed as Appendix D to the Joint Proxy Statement/Prospectus of the Registrant and Astrotech on October 3, 1997 and incorporated herein by reference.)

10.2 -- Lease, dated August 13, 1997, among BFSP, NSP and Exell. (Filed as an exhibit to Form 8-K dated August 28, 1997 and incorporated herein by reference.)

10.3 --        Employment Agreement dated September 30, 1997 for Mark E.
               Johnson.

27 --          Financial Data Schedule.

         (b) Reports on Form 8-K. The Registrant filed a Form 8-K dated August 28, 1997 with respect to the acquisition of Exell, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ITEQ, INC.



         Date:  November 14, 1997             /s/   Lawrance W. McAfee
                                              ----------------------------------
                                              Lawrance W. McAfee
                                              Executive Vice President and
                                              Chief Financial Officer


         Date:  November 14, 1997             /s/   Kathryn S. Henderson
                                              ----------------------------------
                                              Kathryn S. Henderson
                                              Corporate Controller and
                                              Assistant Secretary

                               INDEX TO EXHIBITS


Exhibit                       Description
-------                       -----------

2.1 -- Plan and Agreement of Merger dated as of June 30, 1997, by and between the Registrant and Astrotech International Corporation ("Astrotech"). (Filed as Appendix A to the Joint Proxy Statement/Prospectus of the Registrant and Astrotech on October 3, 1997 and incorporated herein by reference.)


2.2 -- Stock Purchase Agreement, dated April 24, 1997, among the owners of Exell Inc. ("Exell") and the Registrant. (Filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-2 (No. 333-23245) and incorporated herein by reference.)

2.3 -- First and Second Amendment to Exell Stock Purchase Agreement among the owners of Exell and the Registrant. (Filed as an exhibit to Form 10-Q for the quarter ending June 30, 1997 and incorporated herein by reference.)

2.4 -- Purchase and Sale Agreement, dated as of the Effective Date (as defined therein), between Babel, Miller & Blackwell Partnership (the "Partnership") and the Registrant. (Filed as an exhibit to Form 8-K dated August 28, 1997 and incorporated herein by reference.)

2.5 -- First Amendment to Purchase and Sale Agreement, effective August 13, 1997, among the Partnership, Beaumont Franklin Street Properties, L.L.C. ("BFSP"), Neches Street Properties, L.L.C. ("NSP") and the Registrant. (Filed as an exhibit to Form 8-K dated August 28, 1997 and incorporated herein by reference.)

3.1 -- Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Appendix E to the Joint Proxy Statement/Prospectus of the Registrant and Astrotech on October 3, 1997 and incorporated herein by reference.)

3.2 --         Amended and Restated Bylaws of the Registrant.

4.1 -- See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of Common Stock.

4.2 -- Revolving Credit Agreement dated as of October 28, 1997 by and among the Registrant, the Guarantors and various lending institutions including Deutsche Bank AG as Documentation Agent and BankBoston, N.A. as Agent.

4.3 -- Warrant Agreement, dated November 18, 1996, between the Registrant and Mezzanine. (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference.)

4.4 -- Warrant Agreement dated November 18, 1996, between the Registrant and First Commerce, (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference.)

4.5 -- Registration Rights Agreement dated November 18, 1996, among the Registrant, Mezzanine, and First Commerce. (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference.)

4.6 -- Warrant Agreement, dated April 24, 1996, between the Registrant and Sanders Morris Mundy, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.)

10.1 -- Amended and Restated ITEQ 1990 Stock Option Plan. (Filed as Appendix D to the Joint Proxy Statement/Prospectus of the Registrant and Astrotech on October 3, 1997 and incorporated herein by reference.)

10.2 -- Lease, dated August 13, 1997, among BFSP, NSP and Exell. (Filed as an exhibit to Form 8-K dated August 28, 1997 and incorporated herein by reference.)

10.3 --        Employment Agreement dated September 30, 1997 for Mark E.
               Johnson.

27 --          Financial Data Schedule.