Form 10-K
period 1997-12-31
ITEQ INC
filed 1998-03-24
CIK 868755

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-27986

                                   ITEQ, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      41-1667001
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

              2727 ALLEN PARKWAY, SUITE 760, HOUSTON, TEXAS 77019
              (Address of principal executive offices) (zip code)

        Registrant's telephone number, including area code: 713-285-2700

                            ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 18, 1998 was $208,434,136. As of March 18, 1998, there were 27,044,442 shares of the registrant's Common Stock, $.001 par value, outstanding.

     Documents incorporated by reference. Certain portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders ("Proxy Statement") are incorporated in Part III by reference.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    7
Item 3.    Legal Proceedings...........................................    8
Item 4.    Submission of Matters to a Vote of Security Holders.........    9

                                   PART II
Item 5.    Market for the Registrant's Common Equity and Related
             Shareholder Matters.......................................    9
Item 6.    Selected Financial Data.....................................   11
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   12
Item 8.    Financial Statements and Supplementary Data.................   16
Item 9.    Disagreements on Accounting and Financial Disclosure........   17

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   17
Item 11.   Executive Compensation......................................   17
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   17
Item 13.   Certain Relationships and Related Transactions..............   17

                                   PART IV
Item 14.   Financial Statements and Financial Statement Schedules,
             Exhibits and
             Reports on Form 8-K.......................................   17

                                     PART I
ITEM 1. BUSINESS

     ITEQ, Inc. ("ITEQ" or the "Company") designs, engineers, manufactures and services process, storage and filtration systems, equipment and components. The Company's products and services are utilized by customers in manufacturing processes requiring the process, treatment, storage or movement of gases and liquids. It is the leading domestic manufacturer and servicer of shell and tube heat exchangers, principally for petrochemical and refining applications, a leading designer and producer of above-ground storage tanks ("ASTs") and related products primarily for the petrochemical, municipal water storage, food and agriculture industries, and a leading producer of baghouses, scrubbers, fans and other filtration systems and components for environmental and general industrial applications including use in the steel and foundry, microelectronics, chemical, minerals, pharmaceutical and other industries. The Company also manufactures specialized process equipment, such as pressure vessels and blenders, principally for the refining, petrochemical and plastics industries. ITEQ also provides non-destructive testing and inspection services for ASTs, pressure vessels and piping and also offers mobile storage tank leasing services. The Company operates internationally, with its equipment, systems and services sold or utilized in over 30 countries worldwide.

     ITEQ believes that through acquisitions of complementary businesses it has been able to capitalize on its relationships with existing customers through cross-selling opportunities. Additionally, through its international distribution network and broad offering of products and services, ITEQ has benefited from its customers' continuing consolidation of their sources of supply.

     In recent years, annual worldwide capital expenditures for hydrocarbon processing equipment, industrial and municipal storage and related equipment and industrial air filtration equipment have averaged an estimated $45 billion, of which approximately 30% represents domestic spending. Although there is no dominant manufacturer of equipment and systems for the highly fragmented domestic markets served by the Company, ITEQ believes it is the largest domestic manufacturer and servicer of shell and tube heat exchangers. Similarly, the Company believes it is one of the largest domestic producers of ASTs, tank products, baghouses, scrubbers, FRP fans and other filtration systems for the selected niche markets served.

     The Company was incorporated in Delaware in 1990 under the name Air-Cure Environmental, Inc. The Company changed its name in 1993 to Air-Cure Technologies, Inc. and again in March 1997, to ITEQ, Inc. The Company's principal executive offices are located at 2727 Allen Parkway, Suite 760, Houston, Texas 77019, and its telephone number is (713) 285-2700.

BUSINESS STRATEGY

     The Company's objective is to be a leading integrated provider of manufactured equipment, engineered systems and services used in each of the niche industrial markets in which it operates and to expand its markets through acquisitions of complementary product and service lines. The Company has experienced rapid growth since its inception in 1990 through a combination of strategic acquisitions and internal growth. Management of ITEQ is focused on maximizing long-term shareholder value through maximizing ITEQ's stock price. Management has preliminarily reviewed certain information related to stock valuations of other similar type companies, some of which are larger and some of which are smaller than ITEQ. Additionally, management reviewed certain information related to ITEQ's shareholder base and financial structure, and the potential impact from their respective composition, on ITEQ's stock price. Based on this preliminary review, management has concluded that the historical growth rate of the Company's operations and acquisition trends, relative to the other reviewed companies, has not been adequately reflected in ITEQ's stock price. As stated above, one of management's goals is to maximize shareholder value. Accordingly, management, following a special Board of Directors meeting on March 6, 1998, retained two investment banking firms to assist them in performing an in-depth review of ITEQ's strategic alternatives to maximize long-term shareholder value and implementing the resultant action plans. Management will evaluate three alternatives: (1) accelerate growth either by accelerating the Company's acquisition pace or by pursuing larger acquisitions, (2) pursue a financial restructuring, or (3) seek a strategic partner. Management remains focused on its business strategy, and intends to continue to grow its business and pursue acquisitions as it evaluates its options.

     Acquisition Strategy. The Company pursues a strategy of acquiring leading providers of complementary manufactured products and services in highly fragmented industrial equipment markets, with a view to further consolidating those markets. The Company believes it is one of the few domestic acquirers and consolidators of businesses in those markets. In general, the Company pursues the acquisition of businesses that satisfy most of the following criteria:

     - Well-managed domestic companies serving niche industrial markets.

     - Large, defensible share of their respective markets, involving proven technologies.

     - Provide complementary products and services that afford cross-selling opportunities or are direct competitors.

     - Significant installed product bases and long operating histories.

     - Potential for significant expansion into international markets.

     - Predictable cash flow and earnings potential.

     - Potential for internal synergies and economies of scale.

     Internal Growth. The Company has experienced significant internal growth in recent years despite operating in mature markets. This growth has resulted from the Company's strategy of gaining additional market share by selling its products, and those acquired through acquisitions, to existing and new customers and industries, introducing new products, and developing its international markets. In addition, each of the acquired businesses has a substantial installed base of products, and ITEQ has achieved further revenue increases through additional emphasis on the maintenance and refurbishment aftermarkets.

     Increasingly, and consistent with the Company's overall growth strategy, major industrial concerns are consolidating their sources of supply for goods and services in an effort to obtain worldwide single-source suppliers for broad ranges of systems, equipment and services. In fragmented markets such as those served by the Company, further industry consolidation is to be expected. At present, the Company believes that no other supplier of products and services to the niche markets presently served offers as broad an array of products and services as those offered by the Company. The Company believes its current product lines and its acquisition strategy position it to benefit from this ongoing trend.

ACQUISITION HISTORY

     Since its inception in 1990, the Company has experienced substantial growth through acquisitions. The Company's business was originally focused on the highly regulated air pollution control industry. However, beginning in 1995 with the merger with Allied Industries, Inc. ("Allied") the Company increased its focus on the process equipment business which accelerated with the November 1996 acquisition of Ohmstede, Inc. ("Ohmstede"). In addition, in August 1997, ITEQ completed the acquisition of Exell, Inc. ("Exell"), a manufacturer of shell and tube heat exchangers and previously a competitor of the Company's Ohmstede operation. The Company recently entered the industrial and municipal AST and related equipment and service industry through the merger with Astrotech International Corporation ("Astrotech") in October 1997.

     The following table sets forth certain information concerning the businesses which have been acquired by ITEQ through December 31, 1997:

                                     DATE                  PRINCIPAL
        ACQUIRED COMPANY           ACQUIRED                PRODUCTS                          INDUSTRY SERVED
        ----------------           --------                ---------                         ---------------
Air-Cure, Inc.(1)                    1990      Fabric filters                       Electric utilities, coal

Interel, Inc.                        1991      Dry scrubbers, packed and mini       Waste treatment, foundry, smelter
                                               scrubbers, heat exchangers

Ceilcote Air Pollution Control,      1992      Wet scrubbers, tower internals,      Microelectronics, chemical
  Inc.                                         FRP fans                             processing, waste treatment, food
                                                                                    processing

VIC Environmental Systems, Inc.      1994      Carbon adsorption systems            Pharmaceutical, rubber

                                     DATE                  PRINCIPAL
        ACQUIRED COMPANY           ACQUIRED                PRODUCTS                          INDUSTRY SERVED
        ----------------           --------                ---------                         ---------------
Amerex Industries, Inc.              1994      Fabric filters, wet and dry          Steel, cement and lime, refining,
                                               scrubbers, heat exchangers           foundry
Allied Industries, Inc.(2)(3)        1995      Air separation equipment,            Petrochemical, plastics, refining
                                               reactors, blenders, stacks,
                                               towers and columns, pressure
                                               vessels
Ohmstede, Inc.                       1996      Heat exchangers                      Petrochemical, refining
Exell, Inc.                          1997      Heat exchangers                      Petrochemical, refining
Astrotech International              1997      Aboveground storage tanks,           Petrochemical, refining, water
  Corporation(2)                               pressure vessels, bins, silos,       storage, pulp and paper, mining,
                                               stacks and liners, scrubbers,        alcohol, agriculture, water
                                               shopbuilt tanks                      treatment, power generation,
                                                                                    process systems

---------------

(1) Divested in November 1996.

(2) Accounted for as poolings-of-interests; all other acquisitions accounted for as purchases.

(3) During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Certain net assets of Allied will be liquidated as remaining orders in process are completed, which is expected to be finished by the third quarter of 1998. The Allied manufacturing facility will be utilized in ITEQ's facility consolidation efforts to eliminate duplicate facilities and excess capacity resulting from its acquisitions. For a discussion of the financial statement impact attributable to these discontinued operations, see Note 10 to the Consolidated Financial Statements.

PRODUCTS AND SERVICES

     The following table sets forth, for the periods indicated, the contribution to the Company's revenues from its significant classes of products and services. Acquisitions accounted for as purchases have been included for the periods subsequent to acquisition and acquisitions accounted for as poolings-of-interests have been restated for all relevant periods.

                                  NINE MONTHS
                                     ENDED                YEAR ENDED DECEMBER 31,
                                  DECEMBER 31,   -----------------------------------------
                                      1993         1994       1995       1996       1997
                                  ------------   --------   --------   --------   --------
                                                       (IN THOUSANDS)
Process Equipment...............    $    --      $     --   $     --   $ 32,828   $142,161
Storage Equipment(1)............     29,658        68,726    100,424    109,929    127,718
Filtration Equipment(2).........     27,859        44,713     74,549     66,058     65,720
                                    -------      --------   --------   --------   --------
                                    $57,517      $113,439   $174,973   $208,815   $335,599
                                    =======      ========   ========   ========   ========

---------------

(1) Storage Equipment revenues consist primarily of Astrotech's historical reported revenues for its fiscal years ended September 30. Effective January 1, 1997, ITEQ changed Astrotech's fiscal year to December 31 and the reported 1997 revenues are for the year then ended. The "Nine Months Ended December 31, 1993" primarily includes Astrotech's revenues for the nine-month period ended September 30, 1993. As a result, the three month period ended December 31, 1996 for Astrotech is not presented. Revenues for this period were $33,804.

(2) During 1996, Air-Cure, Inc. ("ACI") and Pipkorn, Inc.("Pipkorn") were sold. Accordingly, revenue from these entities has been excluded subsequent to their sales.

     For information with respect to the Company's financial data by geographic location, see Note 13 to the Consolidated Financial Statements.

     Process Equipment. The Company's line of custom-built shell and tube heat exchangers are marketed under the well-established Ohmstede and Exell names primarily to the petrochemical and refining industries in the Gulf Coast area. The Company intends to pursue increased sales of new heat exchangers by marketing its products throughout the United States and internationally by capitalizing on its existing distribution network and customer relationships. The Company has a substantial installed base of heat exchangers, since Ohmstede units were marketed for more than 40 years and Exell units were marketed for more than 20 years prior to acquisition. Aftermarket services are provided both in the field and on Company premises and may consist of a variety of services ranging from minor field repair and maintenance to de-coking (i.e., the removal of fouling from tubes) or complete unit reconstruction.

     Shell and tube heat exchangers are used in a variety of temperature control, heating and cooling, and other plant operation applications and are integrated into a variety of industrial processes that allow heat to be transferred from one fluid or gas involved in the process to another. Usually the fluid or gas being cooled runs through a series of tubes in the heat exchanger, while the cooling fluid flows simultaneously in the opposite direction in the void between the outer shell of the units and the tube bundles. In the petrochemical and power industries, this type of exchanger is used as feedwater heaters and surface condensers for plant operations.

     Storage Equipment. Through the recent acquisition of Astrotech, the Company has expanded into the storage equipment and related service business. The Company designs, fabricates and erects storage tanks for the storage of petrochemical products, municipal water, other liquids, and a variety of gases, including methane and nitrogen. In addition, the Company manufactures a variety of related equipment and products including, (i) primary and secondary tank seals, drain systems and related products used in connection with floating roof ASTs, (ii) aluminum internal floating roofs marketed under the Aluminator trademark and (iii) AST secondary containment and leak detection systems. The floating roof used in connection with the tank seals minimizes vapor emissions and losses of the stored product from the storage tank by spanning the gap between the floating circular roof and the tank wall and permitting both the roof and seal to move freely up and down as the level of the product in the tank changes.

     The Company also provides comprehensive tank inspection, maintenance and repair and leasing services. Its inspection services are designed to determine AST compliance with environmental regulations and industry standards, and include ultrasonic thickness and magnetic flux testing (both designed to test AST structural integrity), primary and secondary seal inspection, floating roof pontoon inspection, leak detection and weld seam testing. The maintenance, repair and leasing services offered by the Company to its customers consist of, among other things (i) development of customized and fully integrated tank maintenance and management programs, (ii) preparation of detailed tank inspection and condition reports, (iii) performance of emergency welding work,
(iv) installation and construction of fire-fighting foam systems, internal floating roofs and fixed-coned roofs and (v) leasing of mobile storage tanks capable of being transported to and from various facility locations.

     Filtration Equipment. Filtration products are marketed by the Company under the Amerex, VIC Environmental Systems, Ceilcote Air Pollution Control, Interel, Tellerette(R) and IWS tradenames and to engineering and construction firms and directly to end-users for environmental and general industrial applications. Such systems operate by filtering air or gas through many large filter bags ("baghouses") that capture ambient particulate matter or by venting a particulate-laden air stream through an aerosol spray which captures the particulates ("scrubbers"). Baghouses and scrubbers are custom-designed systems which may be of substantial scale and incorporate a variety of products manufactured by the Company. These products include wet scrubbers, dry scrubbers, axial and centrifugal fiberglass reinforced plastic fans ("FRP fans"), heat exchangers, ductwork, aeration towers ("strippers"), scrubber packing, tower internals, air washers, carbon adsorption systems, quenches, cooling and condensing towers, mist eliminators and pneumatic conveying systems. Such products are sold as components to other systems fabricators or incorporated into complete systems designed and constructed by the Company.

SALES AND MARKETING

     The Company's products are marketed through a staff of in-house sales people and other regional and local marketing personnel or through over 100 commission-based, independent representative organizations, each operating in an exclusive territory and serving segmental industrial customers located in that territory or engineering or contracting firms. In addition to sales activities at the Company's plants and principal offices, the Company also maintains a number of sales offices, from which its own personnel either assist the representative organizations or make direct contact with potential customers. The Company also maintains operations in Australia and Singapore, which service the Pacific Rim, while the Company's United Kingdom and German subsidiaries sell products in Europe, Africa and the Middle East.

     Inquiries from potential customers are referred to Company engineering personnel for any necessary product or system design and for job cost estimation and preparation of price quotations or bid packages for submission to the prospective customer. The interval between customer inquiry and confirmation of an order or contract execution varies substantially. In general, orders are filled for components and small systems on a purchase order basis at fixed prices on normal 30-day trade terms, and larger, more complex systems involving long lead times are filled on a contract basis. Though contract terms are subject to considerable variation, contracts normally provide for progress payments, price adjustment provisions for some major materials during periods when metal goods prices are subject to volatility and, except for sales from certain foreign subsidiaries, are either dollar denominated or payable in currencies with fixed exchange rates against the dollar. As a result, working capital, raw material pricing, and currency translation risks are not normally significant to the Company. Most contracts for products to be exported for sale are secured by letters of credit drawn on major commercial banks. In certain instances, particularly in the performance of aftermarket heat exchanger services, work may be undertaken on a time and materials basis on normal 30-day credit terms.

     Consistent with emerging industry trends, the Company has also entered into formal "corporate alliances" with certain of its customers, under which the Company has been designated a preferred vendor for various products. The Company intends to continue to pursue additional strategic alliances or other corporate partnering arrangements. In addition, the Company will continue to expand its emphasis on aftermarket sales and services in an effort to minimize the potential cyclical nature of industry capital spending.

MARKET CONDITIONS AND COMPETITION

     Market Conditions. The industrial equipment markets in which the Company operates are mature. In recent years, annual worldwide capital expenditures for hydrocarbon processing equipment, industrial and municipal storage and related equipment and industrial air filtration equipment have averaged an estimated $45 billion of which approximately 30% represents domestic spending. Although the Company's products and services are utilized in a number of industrial applications, a majority of its recent annual revenues has been attributable to the hydrocarbon processing industry which includes oil terminals, refining, petrochemical, plastics, and air separation. A significant portion of the Company's revenues from those markets is attributable to plant expansions, upgrades and maintenance and to a lesser extent the construction of new industrial capacity abroad. The Company estimates that 55% to 60% of its sales are the result of the customer's capital equipment requirements and that 40% to 45% of its sales are the result of the customer's maintenance requirements. In an effort to minimize the effects of cyclical capital spending, the Company intends increasingly to emphasize greater market penetration in aftermarkets and diversification into less competitive international markets, and other less cyclical domestic markets by capitalizing on its broad range of product lines with potential customers and through extension of its "corporate alliance" program into other industries. See "Significant Customers". In addition, the Company seeks to carry minimal inventories of raw materials and components and maintain a reasonable balance between the manufacture and purchase of product components and subassemblies. Since virtually all the Company's revenues are attributable to products and systems manufactured to customer specifications, it carries very little finished goods inventory and purchases raw materials, components and subassemblies only on a job specific, often "just in time" basis. During the year ended December 31, 1997, certain components and subassemblies were purchased from numerous subcontractors, typically under fixed price arrangements. Should the need arise, the Company believes that any subcontractor or supplier can be replaced without significant disruption to its business.

     Competition. The markets in which the Company competes in North America are generally highly fragmented, and most competitors in these niche markets are relatively small, privately held businesses. However, with respect to the storage equipment business, the Company's major competitors also include several other nationally recognized firms. In North American markets, competition is based on several competitive factors, including reputation, manufacturing capabilities, availability of plant capacity, price, performance and dependability. In foreign markets, competition varies widely. In some international markets, price competition is more intense than that prevailing in North America while in others, where prior relationships and product quality receive more customer emphasis than do marginal pricing differentials, price competition is less intensive. As a result of innovative design solutions, quality of product workmanship and dependability of on-time performance, the Company's product and services are sold, in certain circumstances, in situations where it is not the low bidder. A significant portion of the Company's annual revenues represents repeat business from its customers.

     Most of the Company's storage equipment business is competitively bid with customer purchasing decisions made on a project-by-project basis as new construction, expansion, upgrade, maintenance or repair projects are identified. The Company's non-bid contracts in this area are consummated through either direct negotiations, maintenance agreements or various alliance agreements with customers. See "Significant Customers."

     With increasing frequency, the Company is asked by end-users to submit proposals or bids for entire systems, thus bypassing engineering and construction firms in the procurement process. When awarded such jobs, the Company designs the entire system, purchases certain "off-the-shelf" or fabricated components from vendors or subcontractors, and manufactures those portions of the system for which it has particular expertise. The system is then delivered to the customer's site for final assembly and installation by field construction personnel who may be subcontractors for or supervised by the Company.

ENVIRONMENTAL MATTERS

     The Company is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act (including the 1990 Amendments) ("CAA") and the Resource Conservation and Recovery Act ("RCRA"). Each of these statutes allows the imposition of substantial civil and criminal penalties, as well as permit revocation, for violations of the requirements. Although the Company's operations may involve environmental management issues typically associated with manufacturing operations, the Company believes that it is in material compliance with all environmental laws. The Company has no current plans for substantial capital expenditures in this area. It is not a party to any threatened or pending legal proceedings or administrative actions relating to the environment. It is possible that future developments, such as changes in existing laws, regulations or enforcement practices under environmental laws, could lead to material costs of environmental compliance and cleanup by the Company.

SIGNIFICANT CUSTOMERS

     Historically, the Company's principal customers have been refining and petrochemical processors, steel producers, foundries, mining and waste treatment concerns. Recently, the Company's customer base has been expanded to include steel mini-mills, microelectronics manufacturers and power generation facilities and customers in the alcohol, sugar-processing, pulp and paper, agricultural and specialty construction industries. The Company participates in "corporate alliance" programs with certain of its customers, including Amoco Corporation, Chevron Corporation, Lyondell-Citgo, Dow Chemical, E. I. Du Pont, Olin Corporation, Hoechst Celanese, Tosco and Marathon under which it is a designated preferred vendor for various types of equipment and services primarily relating to its heat exchangers, AST and related service business. Such customers accounted for approximately $52,321,000 and $52,889,000 of total revenues for the years ended December 31, 1996 and 1997, respectively. Although the terms of these arrangements vary widely, they do not involve any minimum purchase obligations, but set forth the basis upon which the Company is to be paid for work performed -- either on the basis of cost plus a predetermined profit margin or cost of materials plus agreed labor rates -- and involve the exchange of a broad range of information with the customer, including the customer's expected future requirements for the product and service classes covered by the arrangement and the expected timing of future job awards, and the Company's existing and expected future material and labor costs, as well as periodic reports on continuing productivity improvements and total quality management.

Under such arrangements, the Company is afforded the first opportunity to furnish the covered products and services on the customer's tendered terms, which often are subject to further negotiation at the time of individual job award. The Company intends to continue its focus on entering into additional strategic alliances or other corporate partnering arrangements. Due to the contractual nature of the Company's operations, it is anticipated that significant portions of future consolidated revenues may be attributable to a limited number of customers in any particular year, although it is likely that the particular customers may vary from year to year. For the year ended December 31, 1997, no single customer accounted for as much as 10% of the Company's consolidated revenues.

BACKLOG

     At December 31, 1997, the Company's backlog was $104.9 million. This compared with $91.6 million at December 31, 1996. Such backlog consisted of written orders or commitments believed to be firm contracts for products and services. Such agreements are occasionally varied or modified by mutual consent and in certain instances may be cancelable by the customer on short notice without substantial penalty. As a result, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any subsequent fiscal period. Management believes that substantially all of the orders and commitments included in backlog at December 31, 1997 will be completed within the next twelve months.

EMPLOYEES

     At December 31, 1997, the Company employed approximately 2,100 full-time personnel, including approximately 530 unionized employees at ten domestic manufacturing facilities who are subject to collective bargaining agreements. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company's principal facilities are shown in the table below:

                                                      APPROXIMATE
                                                     BUILDING SPACE
           LOCATION                    STATUS        (SQUARE FEET)               DESCRIPTION
           --------                    ------        --------------              -----------
CORPORATE
Houston, TX                        Leased through         9,569       Corporate offices
                                   June 30, 2001
OHMSTEDE/EXELL
Beaumont, TX                           Owned             25,000       Manufacturing facility and offices
Corpus Christi, TX                     Owned             42,000       Manufacturing facility and offices
LaPorte, TX                            Owned             78,000       Manufacturing facility and offices
Sulfur, LA                             Owned             90,000       Manufacturing facility and offices
St. Gabrial, LA                        Owned             90,000       Manufacturing facility and offices
Beaumont, TX                           Leased            98,000       Manufacturing facility and offices

ALLIED
Houston, TX                        Leased through       300,000       Manufacturing facility, warehouse,
                                 February 28, 1999                      office and other facilities

AMEREX
Woodstock, GA                      Leased through         8,640       Warehouse and offices
                                   June 30, 1999
Woodstock, GA                      Leased through         5,880       Warehouse and offices
                                 September 30, 2001
Woodstock, GA                      Leased through         3,000       Offices
                                   June 30, 2000
Denver, CO                        Leased month to         1,156       Offices
                                       month

                                                      APPROXIMATE
                                                     BUILDING SPACE
           LOCATION                    STATUS        (SQUARE FEET)               DESCRIPTION
           --------                    ------        --------------              -----------
CEILCOTE AIR POLLUTION CONTROL
La Grange, OH                      Leased through        22,500       Manufacturing facility and
                                   March 31, 1999                       warehouse
Strongsville, OH                   Leased through        12,700       Laboratory and offices
                                  January 31, 2010
Plungstadt, Germany                    Leased            11,000       Offices
Singapore                          Leased through         5,600       Manufacturing facility and offices
                                    May 31, 1998
HMT
Houston, TX                         Owned/Leased         54,000       Manufacturing facility and offices
                                 through April 30,
                                        2001
Beaumont, TX                           Owned              8,100       Service Center
Kelton, PA                             Owned              7,500       Fabrication facility and offices
Tonkawa, OK                            Owned             10,000       Fabrication facility and offices
BMT
Egan, MN                               Owned             88,628       Fabrication facility and offices
Birmingham, AL                         Owned             86,450       Fabrication facility
Orem, UT                               Owned             36,720       Fabrication facility
Port Allen, LA                         Leased            10,000       Warehouse
GRAVER
Pasadena, TX                           Owned            154,000       Fabrication facility and offices
TRUSCO
San Luis Obispo, CA                    Owned             25,600       Fabrication facility, warehouse
                                                                        and offices
Fresno, CA                         Leased through       103,000       Fabrication facility, warehouse
                                   April 30, 2007                       and offices

     In addition, as of December 31, 1997, the Company owned or leased 22 sales, service and other facilities in the United States and 7 in foreign countries.

ITEM 3. LEGAL PROCEEDINGS

     On March 19, 1996, the Company's HMT, Inc. subsidiary ("HMT") was served with a complaint filed in Superior Court of California, County of Contra Costa. This matter arose out of a tank fire which occurred in June of 1995, at a refinery in northern California, where HMT employees were replacing seals on an aboveground storage tank. In October 1997, HMT entered into a Settlement Agreement effectively terminating this matter. The Company's insurance carrier funded the settlement amount of $500,000, subject to the Company's self-insured retention limits, under the applicable insurance policy.

     Certain of the Company's subsidiaries are parties to legal proceedings in the ordinary course of business. While the outcome of lawsuits or other proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 28, 1997, the Company held a special meeting of stockholders for the following purposes:

          (1) To consider and act upon a proposal to adopt the Plan and Agreement of Merger (the "Merger Agreement"), pursuant to which Astrotech would merge into ITEQ, with ITEQ being the surviving corporation. The Merger Agreement, provided for, among other things, (i) the conversion of each share of outstanding Astrotech common stock into .93 of a share of ITEQ common stock, (ii) conversion of outstanding Astrotech stock options into options to purchase ITEQ common stock, adjusted for the exchange ratio,(iii) the appointment of two additional members to the ITEQ board of directors and (iv) the adoption of an Amended and Restated Certificate of Incorporation which, among other things, increases the authorized ITEQ common stock, $.001 par value per share, from 30,000,000 to 40,000,000 shares; and

          (2) To consider and act upon a proposal to amend and restate the ITEQ 1990 Stock Option Plan to, among other things, increase the maximum number of shares available for issuance under the ITEQ 1990 Stock Option Plan to 3,000,000.

     There were present at the meeting, in person and by proxy, the holders of 11,118,636 shares of common stock or approximately 65% of the total number of issued and outstanding shares which were entitled to vote. The results of the vote were as follows:

                                                                 NUMBER OF     NUMBER OF
                                                   NUMBER OF       VOTES         VOTES
                                                   VOTES FOR      AGAINST       WITHHELD
                                                   ----------    ----------    ----------
Approval & Adoption of Plan and Agreement of
  Merger.........................................  11,009,425        6,345        13,599
Approval & Adoption of Amended and Restated ITEQ
  1990 Stock Option Plan.........................   9,924,575    1,034,077        39,417

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ITEQ." The high and low sales prices per share for the periods indicated were as follows:

                                                                HIGH            LOW
                                                                ----            ---
1996
  First Quarter.............................................    $ 4 1/2         $ 3 1/4
  Second Quarter............................................    $ 4 1/4         $ 3 3/8
  Third Quarter.............................................    $ 5 1/8         $ 2 7/8
  Fourth Quarter............................................    $ 5             $ 4 1/8
1997
  First Quarter.............................................    $ 7 1/2         $ 4 1/2
  Second Quarter............................................    $ 9 1/2         $ 5 13/16
  Third Quarter.............................................    $14 1/8         $ 9 1/4
  Fourth Quarter............................................    $14 1/4         $10

     On March 23, 1998, the last reported sale price for the Common Stock, as quoted by the Nasdaq National Market, was $12.125 per share. As of the same date, there were approximately 2,908 holders of record of the Common Stock, and the Company estimates that there are over 7,500 beneficial owners of Common Stock.

     On November 26, 1997, underwriter warrants for 140,000 shares of common stock were exercised at an exercise price of $4.42 per share for aggregate consideration of $618,800.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial data for the nine month period ended December 31, 1993, and the years ended December 31, 1994, 1995, 1996 and 1997 is derived from the audited consolidated financial statements of the Company. Accounts from acquisitions accounted for as purchases have been included for the periods subsequent to acquisition and all accounts, for relevant periods, have been restated to reflect acquisitions accounted for as poolings-of-interests. Historical results of operations, percentage fluctuations and any trends that may be inferred from the data below are not necessarily indicative of the results of operations for any future period. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and notes thereto.

                                             NINE MONTHS
                                                ENDED                YEAR ENDED DECEMBER 31,
                                             DECEMBER 31,   -----------------------------------------
                                                 1993         1994       1995       1996       1997
                                             ------------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA (1)(2):
Revenue....................................    $57,517      $113,439   $174,973   $208,815   $335,599
Cost of revenues...........................     39,672        86,788    133,869    159,637    260,117
Selling, general and administrative
  expenses.................................     13,505        20,812     27,589     30,209     42,148
Depreciation and amortization..............      2,427         3,172      4,487      5,226      7,547
Merger, acquisition and restructuring
  costs....................................         --            --        170      2,022     17,956
                                               -------      --------   --------   --------   --------
Operating profit...........................      1,913         2,667      8,858     11,721      7,831
Interest expense, net......................       (575)       (1,438)    (1,895)    (3,084)    (5,971)
Miscellaneous income, net..................        128            65        436        224        519
                                               -------      --------   --------   --------   --------
Earnings from continuing operations before
  income tax provision.....................      1,466         1,294      7,399      8,861      2,379
Income tax provision.......................        379           796      3,110      3,395      2,344
                                               -------      --------   --------   --------   --------
Earnings from continuing operations........      1,087           498      4,289      5,466         35
Earnings (Loss) from discontinued
  operations(3)............................        564           931       (798)    (1,542)    (2,956)
Extraordinary loss from early
  extinguishment of debt...................         --            --         --         --     (3,080)
Cumulative effect of change in accounting
  principle for income taxes...............         --         2,931         --         --         --
                                               -------      --------   --------   --------   --------
Net earnings (loss)........................    $ 1,651      $  4,360   $  3,491   $  3,924   $ (6,001)
                                               =======      ========   ========   ========   ========
BASIC EARNINGS (LOSS) PER SHARE:
  From continuing operations...............    $   .08      $    .03   $    .21   $    .26   $     --
  From discontinued operations (3).........        .04           .05       (.04)      (.07)      (.12)
  Extraordinary loss from early
     extinguishment of debt................         --            --         --         --       (.13)
  Cumulative effect of change in accounting
     principle.............................         --           .15         --         --         --
                                               -------      --------   --------   --------   --------
          Net earnings (loss)..............    $   .12      $    .23   $    .17   $    .19   $   (.25)
                                               =======      ========   ========   ========   ========
Weighted average common shares
  outstanding..............................     13,409        19,297     20,560     20,645     24,301
                                               =======      ========   ========   ========   ========
DILUTED EARNINGS (LOSS) PER SHARE:
  From continuing operations...............    $   .08      $    .02   $    .21   $    .26   $     --
  From discontinued operations(3)..........        .04           .05       (.04)      (.07)      (.11)
  Extraordinary loss from early
     extinguishment of debt................         --            --         --         --       (.12)
  Cumulative effect of change in accounting
     principle.............................         --           .15         --         --         --
                                               -------      --------   --------   --------   --------
          Net earnings (loss)..............    $   .12      $    .22   $    .17   $    .19   $   (.23)
                                               =======      ========   ========   ========   ========
Weighted average common and common
  equivalent shares outstanding............     13,501        19,407     20,746     21,004     25,583
                                               =======      ========   ========   ========   ========

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1993       1994       1995       1996       1997
                                           -------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets.............................  $59,899   $117,706   $137,395   $224,752   $261,487
Working capital..........................   11,358     15,840     28,117     42,573     64,531
Long-term debt, net of current
  maturities.............................    6,521     19,408     28,294     84,685     89,954
Stockholders' equity.....................   35,760     51,479     54,721     60,306     91,388

---------------

(1) Astrotech's historical operating results and balances have been included using Astrotech's fiscal years ended September 30. Effective January 1, 1997, ITEQ changed Astrotech's fiscal year to December 31 and the reported 1997 amounts are for the year then ended. As a result, the three-month period ended December 31, 1996 for Astrotech is not presented. Revenues and earnings from continuing operations for this period were $33,804 and $1,181, respectively. The "Nine Months Ended December 31, 1993" includes Astrotech's amounts for the nine-month period ended September 30, 1993.

(2) During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary which is expected to be completed in the third quarter of 1998. See Note 10 to the Consolidated Financial Statements.

(3) Discontinued operations for 1993 relate to Astrotech Space Operations. Discontinued operations for 1994 and all subsequent years relate to the Company's Allied subsidiary.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

GENERAL

     Since its inception in 1990 the Company has experienced substantial growth through a combination of strategic acquisitions and internal growth. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods.

     The Company records substantially all revenues using the percentage-of-completion method. Under this method, the Company recognizes as revenues that portion of the total contract price which the cost of work completed to date bears to the estimated total cost of the work included in the contract. Because contracts may extend over more than one fiscal period, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Contract costs include all direct material, labor and subcontracting costs and those indirect costs related to contract performance, such as supplies, tools and repairs.

     The Company recognizes revenue from certain short-term contracts using the completed contract method. Revenue is recognized when a project is substantially complete. The contracts accounted for under this revenue recognition method are typically less than three months in duration.

     The Company historically has experienced quarterly fluctuations in its operating results. Operating results in any quarter are dependent upon the timing of equipment and system sales, which may vary considerably between quarters. In recent years, the Company has experienced greater revenues and net income in its second and third quarters, partially as a result of the budgetary and procurement processes of its customers.

RESULTS OF OPERATIONS

  1997 COMPARED WITH 1996

     Revenues

     Revenues for the year ended December 31, 1997 increased $126,784 or 61% to $335,599 from $208,815 for the year ended December 31, 1996. The increased revenues are primarily attributable to the March 1996 acquisition of Graver, the November 1996 acquisition of Ohmstede, the May 1997 acquisition of Trusco and the August 1997 acquisition of Exell, all accounted for as purchases. These process and storage group entities increased revenues $126,965, including internal growth subsequent to acquisition for the year ended December 31, 1997 as compared to 1996. Revenues decreased in the filtration equipment group as a result of the disposition in November 1996 of Air-Cure, Inc. ("ACI") and Pipkorn, Inc. ("Pipkorn") which contributed $5,245 in revenues in 1996.

     During 1997, the Company experienced growth in sales to a number of industry groups, including the steel, chemical, petrochemical, cement, and microelectronics industries. Petrochemical industry sales increased both internationally and domestically primarily because of increased marketing efforts.

     As planned when acquired, Ohmstede has initiated foreign sales, which typically have longer production times and more units per order in production and shipment than Ohmstede's historical domestic business. Accordingly, such sales were recognized under the percentage-of-completion revenue recognition method.

     Cost of Revenues

     Cost of revenues for the year ended December 31, 1997 increased $100,480 to $260,117 primarily due to the four acquisitions previously mentioned. The increase in cost of revenues due to these process and storage group entities was $99,857, including increased cost of revenues associated with internal growth subsequent to acquisition. Other increases due to higher sales volumes in the filtration systems group were partially offset by the sale of ACI and Pipkorn in November 1996 which had cost of revenues of $4,325 for the year ended December 31, 1996.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the year ended December 31, 1997 increased $11,939 from $30,209 in 1996 to $42,148. The increase is related primarily to acquisitions as discussed above. As a result of these acquisitions, selling, general and administrative expenses increased $12,483 for the year ended December 31, 1997 as compared to 1996.

     Depreciation and Amortization

     Depreciation and amortization expense was $7,547 and $5,226 for the years ended December 31, 1997 and 1996, respectively. The increase was primarily a result of acquisitions as discussed above which increased depreciation and amortization by $2,174 for the year ended December 31, 1997 as compared to 1996.

     Merger, Acquisition and Restructuring Costs

     During the fourth quarter of 1997, the Company recorded nonrecurring charges totaling $17,956 in connection with the merger of Astrotech and related restructuring of operations including the elimination of excess capacity and duplicate facilities. Of this amount, (i) transaction costs totaled $5,145, which consisted of professional fees paid to financial advisors, accountants and attorneys, (ii) costs to combine the operations of the Company and Astrotech included write-downs for duplicate facilities and excess capacity of $5,276,
(iii) severance costs and other benefits totaled $4,221 and (iv) business integration and reorganization costs totaled $3,314. Transaction costs include professional expenses of $361 related to the terminated purchase agreement with Matrix Service Company. Approximately $5,055 of the asset write-down was non-cash.

     Interest Expense

     Interest expense in 1997 was $5,971 compared to $3,084 in 1996. The increase in expense reflects the additional borrowings required to finance acquisitions offset by application of the net proceeds of the May 1997 stock offering to reduce such debt.

     Income Taxes

     The income tax expense from continuing operations for the year ended December 31, 1997 was $2,344 as compared to $3,395 in 1996. The 1997 effective tax rate was significantly higher than the Federal statutory rate due to significant nondeductible acquisition expenses related to the merger with Astrotech.

     Discontinued Operations and Extraordinary Item

     During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Certain of the net assets of Allied's operations will be liquidated as remaining orders in process are completed. The estimated completion date of the net asset liquidation is the third quarter of 1998. The Allied facility will not be disposed of, as it will be used in the Company's facility consolidation effort. The Company recorded a loss from discontinued operations in 1997 and 1996 of $2,956 and $1,542, net of tax benefits of $1,613 and $871, respectively, for the Company's Allied subsidiary.

     During the third quarter of 1997, the Company repaid its subordinated notes using available proceeds under its revolving credit facility. In the fourth quarter of 1997, in connection with the Merger, the Company refinanced its and Astrotech's existing credit facilities. The Company incurred an extraordinary loss of $4,812 ($3,080 net of taxes), related to the write-off of unamortized debt issuance and discount costs.

  1996 COMPARED WITH 1995

     Revenues

     Revenues for the year ended December 31, 1996 increased $33,842, or 19.3%, to $208,815 from $174,973 for the year ended December 31, 1995. This increase resulted primarily from the acquisitions of Graver in March 1996 and Ohmstede in November 1996. These process group entities increased revenues $29,583, including internal growth subsequent to acquisition for the year ended December 31, 1996, as compared to 1995. The filtration systems group experienced a decrease in revenues in 1996 compared with 1995 due to the commencement and completion of an $11,800 order in 1995 which was not replaced in full by other orders in 1996. This decrease was partially offset by an increase of $9,504 in the storage systems group in 1996, as compared to 1995.

     In 1996, the Company's sales to the petrochemical and refining industries increased due to the acquisition of Ohmstede, which had sales to these industries only. The Company's international sales, sales of tank construction services and sales to the microelectronics and the cement and lime industries also increased during 1996.

     Cost of Revenues

     Cost of revenues for the year ended December 31, 1996 increased $25,768 to $159,637 primarily due to the acquisition of Graver and Ohmstede during 1996. These process group entities incurred cost of revenues of $24,109 during the year ended December 31, 1996 including increased cost of revenues associated with internal growth subsequent to acquisition.

     The filtration systems group experienced a decrease in cost of revenues in 1996, as compared with 1995 due to commencement and completion of an $11,800 order in 1995 which was not replaced in full by other orders in 1996. This decrease in cost was partially offset by the increase in activity in the storage systems group in 1996.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the years ended December 31, 1996 and 1995 were at $30,209 and $27,589, respectively. This increase is primarily due to the acquisition of Graver and Ohmstede during 1996.

     Depreciation and Amortization

     Depreciation and amortization expense for the year ended December 31, 1996 increased $739 to $5,226. The increase was primarily due to the acquisition of Graver and Ohmstede as discussed above.

     Merger, Acquisition and Restructuring Costs

     During 1996, the Company incurred a restructuring charge of $2,022. The charge included (i) a provision for the contractually required severance obligations to the former president and chief executive officer who was replaced in March 1996, and (ii) the cost of implementing new management's plan to reduce the Company's overall cost structure including employee severance, lease and other contract buyouts, inventory and other asset impairments, losses related to termination of unprofitable business lines, excess machinery disposal and other related costs.

     During 1995 the Company recorded a nonrecurring charge of approximately $170 for operational consolidation during 1995, and unrelated litigation settlement costs.

     Interest Expense

     Interest expense for the years ended December 31, 1996 and 1995 was $3,084 and $1,895, respectively. The borrowings required to finance the Ohmstede acquisition accounted for most of the increase.

    Income Taxes

     The income tax expense from continuing operations for the year ended December 31, 1996 was $3,395 as compared to $3,110 in 1995. The 1996 effective tax rate of 38.3% is lower than 1995 effective tax rate of 42.0% principally due to nondeductible merger and acquisition costs incurred in 1995.

    Discontinued Operations

     In August 1997 and effective on August 31, 1997, management adopted plans to discontinue its Allied subsidiary which consisted of low margin generic fabrication operations. The Company recorded a loss from discontinued operations in 1996 and 1995 of $1,542 and $798, net of a tax benefit of $871 and a tax provision of $160, respectively.

  LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997 the Company's cash position was $9,681 compared with $6,990 at December 31, 1996. Net working capital at December 31, 1997 increased to $64,531 from $42,573 at December 31, 1996.

     The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. Cash provided by operations in 1997 was $6,841. During 1996, the Company's operating activities provided $13,142 in cash, compared to $152 in cash provided in 1995.

     The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases and indebtedness, and capital required for future acquisitions. The Company's general working capital requirements consist of salary costs and related overhead and the purchase price of materials and components, and may also include subcontract costs incurred prior to the receipt of corresponding progress payments under the contract with respect to which such costs are incurred. Management anticipates that the Company will make capital expenditures of approximately $6,000 in 1998 as compared to $5,377 in 1997.

     In November 1996, the Company amended its principal credit agreement to increase its maximum borrowings in conjunction with the Ohmstede acquisition. The financing consisted of a $35,000 term loan and a $38,000 revolving line of credit facility. In May 1997, ITEQ sold approximately 5,058 shares of common stock and used the net proceeds (approximately $31,795) to reduce debt. In addition to the bank financing, in November 1996, the Company issued Senior Subordinated Notes ("Subordinated Notes") to two institutional lenders in an aggregate amount of $15,000. The Subordinated Notes were scheduled to mature November 18, 2003, and bore interest at an initial rate of 12%. As additional consideration, the Subordinated Note holders received warrants to purchase an aggregate of 1,760 shares of the Company's common stock at $5.10 per share, subject to adjustment. The warrants may be exercised at any time prior to expiration on November 18, 2003. Approximately $2,300 warrant value was reflected as equity and as debt discount that was being amortized as additional interest expense over the seven year life of the Subordinated Notes. In 1997, ITEQ repaid the Subordinated Notes and refinanced its then existing revolving credit facility which resulted in extraordinary charge of approximately $3,080, net of an estimated tax benefit of $1,732.

     In connection with the merger with Astrotech, ITEQ refinanced its and Astrotech's existing credit facilities under a new non-amortizing revolving credit facility with various financial institutions with a commitment of $175,000 maturing in October 2002 and bearing interest, at ITEQ's option, at BankBoston, N.A.'s ("BankBoston") customary base rate or at BankBoston's Eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to 2.5% for the applicable base rate margin, and from 1% to 1.75% for the applicable Eurodollar rate margin. This new credit facility is secured by substantially all of the assets of ITEQ, a pledge of the stock of ITEQ's domestic subsidiaries and guarantees entered into by such subsidiaries. The outstanding balance under the credit facility at December 31, 1997 was $89,936.

     ITEQ's principal credit facility requires the Company to maintain certain levels of working capital and stockholders' equity and contains other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness and to make acquisitions and certain investments. At December 31, 1997, the Company was in compliance with the provisions of its loan agreements.

     Except with respect to funding any future acquisitions, management believes that funds available under its credit facilities, together with cash generated from operations, will be sufficient to meet ITEQ's anticipated cash requirements for 1998. Management further believes that ITEQ could obtain additional capital to make acquisitions primarily through either issuances of common or preferred stock, or debt or lease financing, although no assurance can be given with respect to whether such financing would be available when required or whether such financing can be obtained on terms acceptable to ITEQ.

     The Company is currently in the process of evaluating its computer software programs and operating systems to ensure such programs and systems will be able to process transactions in the year 2000. However, the Company does not expect that such costs to modify its programs and systems will be material to its financial condition or results of operations. The Company does not currently have information concerning the year 2000 compliance of its suppliers and customers. In the event the Company's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's operations could be adversely affected.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in the preceding discussion regarding ITEQ's financial position, business strategy, and plans of management for future operations are forward-looking statements. Although ITEQ believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

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

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(A)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See "Index to Financial Statements" set forth on page F-1.

     (a)(3) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Registrant. (Filed as Appendix E to the Joint Proxy
                            Statement/Prospectus of the Registrant and Astrotech on
                            October 3, 1997 and incorporated herein by reference).
          3.2            -- Amended and Restated Bylaws of the Registrant. (Filed as
                            an exhibit to Form 10-Q for the quarter ended September
                            30, 1997 and incorporated herein by reference).
          4.1            -- See Exhibits 3.1 and 3.2 for provisions of the
                            Certificate of Incorporation and Bylaws of the Registrant
                            defining the rights of holders of Common Stock.
          4.2            -- Revolving Credit Agreement dated as of October 28, 1997 by and among the Registrant, the Guarantors and various
                            lending institutions including Deutsche Bank AG as
                            Documentation Agent and BankBoston, N.A. as Agent. (Filed
                            as an exhibit to Form 10-Q for the quarter ended
                            September 30, 1997 and incorporated herein by reference).
          4.3            -- Warrant Agreement, dated November 18, 1996, between the
                            Registrant and International Mezzanine Capital, B.V.
                            ("Mezzanine"). (Filed as an exhibit to Form 8-K dated
                            December 5, 1996 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.4            -- Warrant Agreement dated November 18, 1996, between the
                            Registrant and First Commerce Corporation ("First
                            Commerce"). (Filed as an exhibit to Form 8-K dated
                            December 5, 1996 and incorporated herein by reference).
          4.5            -- Registration Rights Agreement dated November 18, 1996,
                            among the Registrant, Mezzanine, and First Commerce.
                            (Filed as an exhibit to Form 8-K dated December 5, 1996
                            and incorporated herein by reference).
          4.6            -- Warrant Agreement, dated April 24, 1996, between the
                            Registrant and Sanders Morris Mundy, Inc. (Filed as an
                            exhibit to Form 10-Q for the quarter ended September 30,
                            1996 and incorporated herein by reference).
          4.7            -- Warrant Agreement, dated December 1992, between
                            Registrant and Pennsylvania Merchant Group, Ltd. (Filed
                            as an exhibit to Form 10-K for fiscal year ending March
                            31, 1993 and incorporated herein by reference).
         10.1            -- Plan and Agreement of Merger dated as of June 30, 1997, by and between the Registrant and Astrotech International
                            Corporation ("Astrotech"). (Filed as Appendix A to the
                            Joint Proxy Statement/Prospectus of the Registrant and
                            Astrotech on October 3, 1997 and incorporated herein by
                            reference).
         10.2            -- Stock Purchase Agreement dated as of April 30, 1997, by and between Jared A. Trussler, Ray E. Crosno and Leslie
                            D. Scott ("Sellers") and Astrotech
                            (predecessor-in-interest to the Registrant). (Filed as an
                            exhibit to Form 8-K of Astrotech dated as of May 14, 1997
                            and incorporated herein by reference).
         10.3            -- Stock Purchase Agreement, dated April 24, 1997, among the owners of Exell, Inc. ("Exell") and the Registrant.
                            (Filed as an exhibit to Amendment No. 2 to the
                            Registrant's Registration Statement on Form S-2 (No.
                            333-23245) and incorporated herein by reference).
         10.4            -- First and Second Amendment to Exell Stock Purchase
                            Agreement among the owners of Exell and the Registrant.
                            (Filed as an exhibit to Form 10-Q for the quarter ending
                            June 30, 1997 and incorporated herein by reference).
         10.5            -- Amendment No. 2, as of February 28, 1997, to the Stock
                            Purchase Agreement dated February 7, 1994, by and among
                            Astrotech (predecessor-in-interest to the Registrant),
                            Brown-Minneapolis Tank & Fabricating Company ("BMT") and
                            Irwin Jacobs. (Filed as an exhibit to Form 10-Q for the
                            quarter ended March 31, 1997 of Astrotech and
                            incorporated herein by reference).
         10.6            -- Purchase and Sale Agreement, dated as of the Effective
                            Date (as defined therein), between Babel, Miller &
                            Blackwell Partnership (the "Partnership") and the
                            Registrant. (Filed as an exhibit to Form 8-K dated August
                            28, 1997 and incorporated herein by reference).
         10.7            -- First Amendment to Purchase and Sale Agreement, effective
                            August 13, 1997, among the Partnership, Beaumont Franklin
                            Street Properties, L.L.C. ("BFSP"), Neches Street
                            Properties, L.L.C. ("NSP") and the Registrant. (Filed as
                            an exhibit to Form 8-K dated August 28, 1997 and
                            incorporated herein by reference).
         10.8            -- Agreement and Plan of Merger dated September 19, 1996,
                            among the Registrant, Air-Cure Acquisition, Inc. and
                            Ohmstede, Inc. (Filed as an exhibit to Form 10-Q for the
                            quarter ended September 30, 1996 and incorporated herein
                            by reference).
         10.9            -- Stock Purchase Agreement dated March 7, 1996, by and
                            among Astrotech (predecessor-in-interest to the
                            Registrant), Timothy J. McDavid, Graver Holding Company
                            and Graver Tank & Mfg. Co. (Filed as an exhibit to
                            Astrotech's Form 8-K dated April 10, 1996 and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10           -- Agreement and Plan of Merger dated October 13, 1995,
                            among the Registrant, Air-Cure Acquisition Corporation,
                            Allied Industries, Inc., Mark E. Johnson and Pierre S.
                            Melcher. (Filed as an exhibit to Post-Effective Amendment
                            No. 1 to Form S-4 Registration Statement (No. 33-92308)
                            and incorporated herein by reference).
         10.11           -- Employment Agreement dated September 30, 1997 for Mark E.
                            Johnson. (Filed as an exhibit to Form 10-Q for the
                            quarter ended September 30, 1997 and incorporated herein
                            by reference).
         10.12           -- Employment Agreement dated May 15, 1997, between the
                            Registrant and John Camardella. (Filed as an exhibit to
                            Form 10-Q for the quarter ended June 30, 1997 and
                            incorporated herein by reference).
         10.13           -- Employment Agreement dated March 1, 1996, between the
                            Registrant and Lawrance W. McAfee. (Filed as an exhibit
                            to Form 10-Q for the quarter ended September 30, 1996 and
                            incorporated herein by reference).
         10.14           -- Employment Agreement dated March 1, 1995, between the
                            Registrant and John P. Fitzpatrick. (Filed as an exhibit
                            to Form 10-K for the year ended December 31, 1994 and
                            incorporated herein by reference).
         10.15           -- Employees Stock Purchase Plan, as amended, dated December
                            15, 1994. (Filed as an exhibit to Form 10-K for year
                            ended December 31, 1994 and incorporated herein by
                            reference).
         10.16           -- Director Stock Option Plan, as amended. (Plan filed as an exhibit to Proxy Statement for Annual Meeting of
                            Stockholders held on June 29, 1995, and amendment filed
                            as an exhibit to Form 10-Q for the quarter ended June 30,
                            1996 both of which are incorporated herein by reference).
         10.17           -- Amended and Restated ITEQ 1990 Stock Option Plan. (Filed
                            as Appendix D to Joint Proxy Statement/Prospectus of the
                            Registrant and Astrotech on October 3, 1997 and
                            incorporated herein by reference).
         10.18           -- 1984 Stock Option Plan. (Filed as an exhibit to
                            Astrotech's Registration Statement on Form S-8 (No.
                            33-3360) and incorporated herein by reference).
         10.19           -- 1989 Stock Incentive Plan. (Filed as an exhibit to
                            Astrotech's Registration Statement on Form S-8 (No.
                            33-2975) and incorporated herein by reference).
         10.20           -- The 1994 Stock Option Plan for the Employees of BMT.
                            (Filed as an exhibit to Astrotech's Registration
                            Statement on Form S-8 (No. 33-85106) and incorporated
                            herein by reference).
         10.21           -- 1995 Non-Employee Directors' Stock Option Plan. (Filed as
                            an exhibit to Astrotech's Proxy Statement of Astrotech
                            for the Annual Meeting of Shareholders filed on or about
                            April 10, 1995 and incorporated herein by reference).
         10.22           -- Lease, dated August 13, 1997 among Beaumont Franklin
                            Street Properties, L.L.C., Neches Street Properties,
                            L.L.C. and Exell. (Filed as an exhibit to Form 8-K dated
                            August 28, 1997 and incorporated herein by reference).
         10.23           -- Lease Agreement dated May 25, 1994, between Halligan and
                            Labbe Enterprises, L.L.C. and Amerex Industries, Inc.
                            (Filed as an exhibit to Form 10-K for the year ended
                            December 31, 1994 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.24           -- License and Technical Assistance Agreement dated August
                            28, 1991, between Interel Environmental Technologies,
                            Inc. and Heinrich Luhr Staubtechnik GmbH & Co. (Filed as
                            an exhibit to Form S-1 (No. 33-44205) and incorporated
                            herein by reference).
        *23.1            -- Consent of Arthur Andersen LLP
        *23.2            -- Consent of Coopers & Lybrand L.L.P.
        *27              -- Financial Data Schedule.

---------------

* Filed herewith.

(b) REPORTS ON FORM 8-K

     The Company filed the following Reports on Form 8-K during the fourth quarter of 1997:

     - Form 8-K/A dated October 27, 1997 amending the financial statements and exhibits of the Form 8-K dated August 28, 1997 with respect to the acquisition of Exell.

     - Form 8-K dated October 28, 1997 with respect to the merger with Astrotech.

     - Form 8-K dated December 17, 1997 with respect to entering into Plan and Agreement of Merger with Matrix Service Company (which agreement was subsequently terminated in January 1998).

     - Form 8-K dated December 18, 1997 with respect to the combined results of operations of the Registrant and Astrotech for the month ended November 30, 1997.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Reports of Independent Public Accountants...................  F-2,3
Consolidated Balance Sheets -- December 31, 1996 and
  December 31, 1997.........................................    F-4
Consolidated Statements of Operations -- Years Ended
  December 31, 1995, 1996 and 1997..........................    F-5
Consolidated Statements of Stockholders' Equity -- Years
  Ended December 31, 1995, 1996 and 1997....................    F-6
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1995, 1996 and 1997..........................    F-7
Notes to Consolidated Financial Statements..................    F-8

                                   ITEQ, INC.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ITEQ, Inc.:

     We have audited the accompanying consolidated balance sheets of ITEQ, Inc. (a Delaware corporation, formerly Air-Cure Technologies, Inc.) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We did not audit the financial statements of Astrotech International Corporation, a company acquired during 1997 in a transaction accounted for as a pooling-of-interests, as discussed in Note 2, for the two years ended September 30, 1995 and 1996. The statements of operations and cash flows for Astrotech International Corporation are included in the 1995 and 1996 consolidated statements of operations and cash flows of ITEQ, Inc. and represents revenues of 57% and 59%, respectively, of the consolidated total. Additionally, total assets of Astrotech International Corporation at September 30, 1996 have been included in the consolidated balance sheet of ITEQ, Inc. and represent 39% of consolidated assets. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Astrotech International Corporation, is based solely upon the report of other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITEQ, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 5, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
  Astrotech International Corporation:

     We have audited the consolidated balance sheet of Astrotech International Corporation and subsidiaries as of September 30, 1996 and the consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1996 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astrotech International Corporation and subsidiaries as of September 30, 1996 and the consolidated results of their operations and cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Pittsburgh, Pennsylvania
December 6, 1996

                                   ITEQ, INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  1996        1997
                                                                --------    --------
CURRENT ASSETS
Cash and cash equivalents...................................    $  6,990    $  9,681
Due on contracts and other receivables, net.................      62,720      72,140
Unbilled revenues...........................................          --         741
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................      26,736      30,164
Inventories.................................................      15,271      13,138
Prepaid expenses, deposits and other assets.................       2,164       3,538
Deferred tax asset..........................................       4,021       7,589
Assets held for sale........................................          --       2,925
                                                                --------    --------
          Total current assets..............................     117,902     139,916
Property and equipment, net.................................      39,766      42,198
Other assets, net...........................................      67,084      79,373
                                                                --------    --------
          TOTAL ASSETS......................................    $224,752    $261,487
                                                                ========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable............................................    $ 22,189    $ 24,861
Accrued liabilities
  Job costs.................................................       8,171       9,498
  Accrued compensation and benefits.........................       9,063       6,077
  Accrued expenses and other current liabilities............      13,197      25,634
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................       6,545       8,194
Progress billings...........................................       5,137         579
Current maturities of long term obligations.................       9,455         104
Income taxes payable........................................       1,572         438
                                                                --------    --------
          Total current liabilities.........................      75,329      75,385
LONG-TERM LIABILITIES
Long-term obligations, less current maturities..............      84,685      89,954
Deferred tax liability......................................       4,432       4,760
                                                                --------    --------
          Total Liabilities.................................     164,446     170,099
                                                                --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares authorized; no
  shares issued or outstanding..............................          --          --
Common stock, $.001 par value; 30,000 and 40,000 shares
  authorized at December 31, 1996 and 1997, respectively;
  20,688 and 26,912 shares issued and outstanding at
  December 31, 1996 and 1997, respectively..................          21          27
Additional paid-in capital..................................      82,984     119,823
Retained earnings (deficit).................................     (22,824)    (27,644)
Translation adjustment......................................         125        (818)
                                                                --------    --------
          Total Stockholders' Equity........................      60,306      91,388
                                                                --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $224,752    $261,487
                                                                ========    ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1995        1996        1997
                                                             --------    --------    --------
Revenues...................................................  $174,973    $208,815    $335,599
Cost of revenues...........................................   133,869     159,637     260,117
Selling, general and administrative expenses...............    27,589      30,209      42,148
Depreciation and amortization..............................     4,487       5,226       7,547
Merger, acquisition and restructuring costs................       170       2,022      17,956
                                                             --------    --------    --------
  Operating profit.........................................     8,858      11,721       7,831
Interest expense, net......................................    (1,895)     (3,084)     (5,971)
Miscellaneous income, net..................................       436         224         519
                                                             --------    --------    --------
  Earnings from continuing operations before income tax
     provision and extraordinary loss......................     7,399       8,861       2,379
Income tax provision.......................................     3,110       3,395       2,344
                                                             --------    --------    --------
  Earnings from continuing operations before extraordinary
     loss..................................................     4,289       5,466          35
                                                             --------    --------    --------
Loss from discontinued operations, net of income tax
  provision (benefit) of $160, ($871) and ($547),
  respectively.............................................      (798)     (1,542)     (1,061)
Loss on disposal of discontinued operations net of income
  tax benefit of $1,066....................................        --          --      (1,895)
                                                             --------    --------    --------
  Loss from discontinued operations........................      (798)     (1,542)     (2,956)
                                                             --------    --------    --------
Extraordinary loss on early extinguishment of debt, net of
  income tax benefit of $1,732.............................        --          --      (3,080)
                                                             --------    --------    --------
  Net earnings (loss)......................................  $  3,491    $  3,924    $ (6,001)
                                                             ========    ========    ========
BASIC EARNINGS (LOSS) PER SHARE:
Earnings from continuing operations........................  $    .21    $    .26    $     --
Loss from discontinued operations..........................      (.04)       (.07)       (.12)
Extraordinary loss.........................................        --          --        (.13)
                                                             --------    --------    --------
  Net earnings (loss) per common share.....................  $    .17    $    .19    $   (.25)
                                                             ========    ========    ========
Weighted average common shares outstanding.................    20,560      20,645      24,301
                                                             ========    ========    ========
DILUTED EARNINGS (LOSS) PER SHARE:
Earnings from continuing operations........................  $    .21    $    .26    $     --
Loss from discontinued operations..........................      (.04)       (.07)       (.11)
Extraordinary loss.........................................        --          --        (.12)
                                                             --------    --------    --------
  Net earnings (loss) per common share.....................  $    .17    $    .19    $   (.23)
                                                             ========    ========    ========
Weighted average common and common equivalent shares
  outstanding..............................................    20,746      21,004      25,583
                                                             ========    ========    ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                            COMMON STOCK     ADDITIONAL   RETAINED                      TOTAL
                                                           ---------------    PAID-IN     EARNINGS    TRANSLATION   STOCKHOLDERS'
                                                           SHARES   AMOUNT    CAPITAL     (DEFICIT)   ADJUSTMENT       EQUITY
                                                           ------   ------   ----------   ---------   -----------   -------------
BALANCE, DECEMBER 31, 1994, AS PREVIOUSLY REPORTED.......  11,438    $11      $ 20,605    $    715       $ 143         $21,474
Adjustment for Astrotech pooling-of-interests............   9,060      9        59,517     (29,521)         --          30,005
                                                           ------    ---      --------    --------       -----         -------
POOLED BALANCE, DECEMBER 31, 1994, AS RESTATED...........  20,498     20        80,122     (28,806)        143          51,479
Stock issued for the employee stock purchase plan........      15     --            46          --          --              46
Stock issued for the exercise of stock options...........      --     --             6          --          --               6
Issuance of 170 shares of common stock, net of costs.....     170      1           576          --          --             577
Costs related to issuance of stock.......................      --     --           (14)         --          --             (14)
Compensation expense in connection with non-qualified
  stock option grants....................................      --     --            13          --          --              13
Foreign currency translation adjustment..................      --     --            --          --         306             306
Equity transactions of pooled company....................      --     --           250      (1,433)         --          (1,183)
Net earnings.............................................      --     --            --       3,491          --           3,491
                                                           ------    ---      --------    --------       -----         -------
BALANCE, DECEMBER 31, 1995...............................  20,683     21        80,999     (26,748)        449          54,721
Stock issued for the employee stock purchase plan........      15     --            44          --          --              44
Stock issued for the exercise of stock options...........      74     --           151          --          --             151
Repurchase of 84 shares..................................     (84)    --          (292)         --          --            (292)
Warrants issued to subordinated lenders, net of issuance
  costs..................................................      --     --         2,082          --          --           2,082
Foreign currency translation adjustment..................      --     --            --          --        (324)           (324)
Net earnings.............................................      --     --            --       3,924          --           3,924
                                                           ------    ---      --------    --------       -----         -------
BALANCE, DECEMBER 31, 1996...............................  20,688     21        82,984     (22,824)        125          60,306
Issuance of 5,058 shares of common stock.................   5,058      5        31,790          --          --          31,795
Exercise of warrants.....................................     190     --           857          --          --             857
Stock issued for employee stock purchase plan and
  exercise of stock options..............................     976      1         4,192          --          --           4,193
Effect of change in Astrotech year end...................      --     --            --       1,181          --           1,181
Foreign currency translation adjustment..................      --     --            --          --        (943)           (943)
Net loss.................................................      --     --            --      (6,001)         --          (6,001)
                                                           ------    ---      --------    --------       -----         -------
BALANCE, DECEMBER 31, 1997...............................  26,912    $27      $119,823    $(27,644)      $(818)        $91,388
                                                           ======    ===      ========    ========       =====         =======

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                               1995         1996          1997
                                                              -------      -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).........................................  $ 3,491      $ 3,924      $ (6,001)
Adjustments to reconcile net earnings (loss) to net cash
  provided (used) by operating activities:
  Depreciation and amortization.............................    4,835        5,717         7,859
  Provision (Benefit) for deferred income taxes.............    1,398        1,634        (3,240)
  Non-cash write-offs related to discontinued operations....       --           --           824
  Gain on sale of investment in subsidiary..................       --         (160)           --
  Extraordinary loss on early extinguishment of debt........       --           --         4,812
  Change in Astrotech fiscal year end.......................       --           --         1,181
  Tax benefit from employee stock plans.....................       --           --           630
  Non-cash write-offs from restructuring....................       --           --         5,055
  Gain on sale of land, buildings & equipment...............     (347)         (48)           --
  Non-cash interest.........................................       --          302           499
  Changes in assets and liabilities, net of effects of
    businesses acquired:
    Due on contracts and other receivables, net.............   (8,473)       3,698        (3,559)
    Inventories.............................................   (1,407)       2,613         5,106
    Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................   (9,669)      (4,139)       (2,859)
    Prepaid expenses, deposits and other assets.............     (658)        (518)         (985)
    Accounts payable and accrued liabilities................   13,168       (1,995)        3,002
    Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................   (2,159)      (1,197)        1,053
    Progress billings.......................................       --        4,128        (4,891)
    Other...................................................      (27)        (817)       (1,645)
                                                              -------      -------      --------
    Net cash provided by operating activities...............      152       13,142         6,841
                                                              -------      -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquired businesses, net of cash acquired...       --      (55,622)      (18,776)
  Purchases of property and equipment.......................   (5,190)      (8,291)       (5,377)
  Contingent purchase consideration paid....................       --         (544)       (3,354)
  Cash received from sale of land, buildings & equipment....      294          215            --
  Proceeds from note receivable from employee...............       --          613            --
  Proceeds from sale of investment in subsidiary............       --        1,000            --
                                                              -------      -------      --------
    Net cash used by investing activities...................   (4,896)     (62,629)      (27,507)
                                                              -------      -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term obligations.......................   10,400       32,499        17,840
  Proceeds/Repayment from subordinated debt & warrants......       --       15,000       (15,000)
  Payments of long-term obligations.........................   (9,279)      (2,499)      (70,830)
  Net borrowings under line of credit.......................    6,417       17,432        55,531
  Debt issuance costs.......................................       --       (3,002)           --
  Net proceeds from common stock offering...................       --           --        31,795
  Capital distributions to shareholders of pooled company...   (1,433)          --            --
  Proceeds from exercise of stock options and warrants......       47          178         4,420
  Costs relating to issuance of warrants and stock..........       --         (206)           --
  Repayments of long-term debt to related parties...........     (968)        (160)           --
  Repayment of other long-term debt.........................   (2,193)      (4,239)           --
  Cash paid for stock repurchase............................       --         (292)           --
  Other.....................................................      438         (426)           --
                                                              -------      -------      --------
    Net cash provided by financing activities...............    3,429       54,285        23,756
                                                              -------      -------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      114         (107)         (399)
                                                              -------      -------      --------
Net increase (decrease) in cash and cash equivalents........   (1,201)       4,691         2,691
Cash and cash equivalents, beginning of period..............    3,500        2,299         6,990
                                                              -------      -------      --------
Cash and cash equivalents, end of period....................  $ 2,299      $ 6,990      $  9,681
                                                              =======      =======      ========
Supplemental disclosure of cash flow information:
    Cash paid for interest..................................  $ 1,903      $ 3,023      $  6,853
                                                              =======      =======      ========
    Cash paid for income taxes..............................  $ 2,815      $   844      $    380
                                                              =======      =======      ========
Supplemental schedule of non-cash investing & financing
  activities:
    Non-compete agreements..................................  $    --      $   500      $     --
                                                              =======      =======      ========
    Net business assets disposed through company financing
     or non-cash consideration..............................  $    --      $   950      $     --
                                                              =======      =======      ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ITEQ, Inc. ("ITEQ" or the "Company")designs, engineers, manufactures and services process, storage and filtration systems, equipment and components. The Company's products and services are utilized by customers in manufacturing processes requiring the process, treatment, storage or movement of gases and liquids. It is the leading domestic manufacturer and servicer of shell and tube heat exchangers, principally for petrochemical and refining applications, a leading designer and producer of above-ground storage tanks ("ASTs") and related products primarily for the petrochemical, municipal water storage, food and agriculture industries, and a leading producer of baghouses, scrubbers, fans and other filtration systems and components for environmental and general industrial applications including use in the steel and foundry, microelectronics, chemical, minerals, pharmaceutical and other industries. The Company also manufactures specialized process equipment, such as pressure vessels and blenders, principally for the refining, petrochemical and plastics industries. ITEQ also provides non-destructive testing and inspection services for ASTs, pressure vessels and piping and also offers mobile storage tank leasing services. The Company operates internationally, with its equipment, systems and services sold or utilized in over 30 countries worldwide.

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of ITEQ, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements have also been restated to reflect the merger with Astrotech International Corporation ("Astrotech") on October 28, 1997 and the merger with Allied Industries, Inc. ("Allied") on December 28, 1995 which were accounted for as poolings-of-interests. During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary which is expected to be completed in the third quarter of 1998. See Note 10.

REVENUE RECOGNITION

     The Company records substantially all revenues using the percentage-of-completion method. Under this method, the Company recognizes as revenues that portion of the total contract price which the cost of work completed to date bears to the estimated total cost of the work included in the contract. Because contracts may extend over more than one fiscal period, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Contract costs include all direct material, labor and subcontracting costs and those indirect costs related to contract performance, such as supplies, tools and repairs.

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

     As planned when acquired, Ohmstede has initiated foreign sales, which typically have longer production times and more units per order in production and shipment than Ohmstede's historical domestic business. Accordingly, such sales were recognized under the percentage-of-completion revenue recognition method.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid temporary investments including those with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of interest bearing accounts.

ACCOUNTS RECEIVABLE

     At December 31, 1996 and 1997, due on contracts and other receivables consist of:

                                                               1996       1997
                                                              -------    -------
Billings on completed contracts and contracts in progress...  $59,979    $68,522
Retained contract receivables...............................    3,629      4,599
Allowance for doubtful accounts.............................     (888)      (981)
                                                              -------    -------
                                                              $62,720    $72,140
                                                              =======    =======

     All retainages as of December 31, 1997 are expected to be collected by December 31, 1998.

INVENTORIES

     Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process and purchased parts and are valued at the lower of cost or market. Cost is determined by the average cost method for materials and the first-in, first-out
(FIFO) method for purchased parts. Inventory at December 31, 1996 and 1997, consists of the following:

                                                               1996       1997
                                                              -------    -------
Raw materials...............................................  $ 7,103    $ 6,910
Work in progress............................................    7,731      5,027
Finished goods..............................................      437      1,201
                                                              -------    -------
                                                              $15,271    $13,138
                                                              =======    =======

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, including costs to ready assets for use. Depreciation and amortization of property and equipment is computed on the straight-line method over the estimated useful

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

lives of the assets and is recognized as depreciation expense in the statement of operations. At December 31, 1996 and 1997, property and equipment was comprised of the following items:

                                                     ESTIMATED
                                                       USEFUL
                                                       LIVES        1996       1997
                                                     ----------   --------   --------
Land...............................................     N/A       $  3,104   $  3,647
Furniture and fixtures.............................  3-15 years      3,469      4,094
Machinery and equipment............................  5-15 years     27,213     29,309
Buildings and improvements.........................  7-39 years     11,133     12,423
Leasehold improvements.............................  3-10 years        330        388
Tanks and trucks held for lease....................  4-15 years      7,336      8,352
                                                                  --------   --------
                                                                    52,585     58,213
Less accumulated depreciation and amortization.....                (12,819)   (16,015)
                                                                  --------   --------
Property and equipment, net........................               $ 39,766   $ 42,198
                                                                  ========   ========

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

INTANGIBLE ASSETS

     The excess of cost over net assets acquired, licenses, trademarks and tradenames are amortized on a straight-line basis over periods ranging from five to forty years. The Company monitors each entity's historical and expected performance in the context of the value assigned to acquisition intangibles and to the amortization period applied to each intangible asset. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. The Company modifies the life and/or the carrying amount of an acquisition intangible if an impairment is identified. Amortization expense was $1,300, $1,400 and $2,695 for the years ended December 31, 1995, 1996 and 1997, respectively.

     At December 31, 1996 and 1997, other assets was comprised of the following items:

                                                               1996       1997
                                                              -------    -------
Excess of costs over net assets acquired, net of accumulated amortization
  of $6,116 and $7,787 at December 31, 1996 and 1997,
  respectively..............................................  $50,631    $65,867
Licenses, patents, trademarks and tradenames, net of
  accumulated amortization of $970 and $1,639 at December
  31, 1996 and 1997, respectively...........................   12,525     11,607
Debt issuance costs, net of accumulated amortization of $45
  at December 31, 1996......................................    2,957         --
Other.......................................................      971      1,899
                                                              -------    -------
Other assets, net...........................................  $67,084    $79,373
                                                              =======    =======

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INCOME TAXES

     Deferred taxes are provided based on temporary differences between the book and tax basis of assets and liabilities using presently enacted tax rates.

EARNINGS (LOSS) PER COMMON SHARE

     On December 15, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which replaced primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. SFAS No. 128 was applied to all periods presented. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Weighted average number of shares of common stock outstanding for diluted EPS includes the dilutive effect of common stock equivalents. Diluted earnings per share is approximately equal to the total of the combined primary earnings per share previously reported by ITEQ and Astrotech, after giving consideration to the exchange ratio. The only reconciling difference between the numerators and denominators for basic and diluted earnings per share is the impact of common stock options and warrants outstanding calculated using the treasury stock method.

TRANSLATION ADJUSTMENT

     The financial activity of the Company's non-U.S. operations located in Canada, Germany, England, Australia and Singapore are translated into U.S. dollars. Net assets of non-U.S. operations whose "functional" currencies are other than the U.S. dollar are translated at year end rates of exchange. Income and expense items are translated at the average exchange rate for the year.

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

FAIR VALUES

     The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short maturities of these instruments. The fair value of long-term obligations is estimated based on the Company's current financing agreement and approximates carrying value.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash with various financial institutions. Accounts receivable at any given time are concentrated in a number of primarily domestic customers. An allowance for doubtful accounts has been provided for estimated losses. To mitigate credit risk, the Company may require customers to make advance payments or secure obligations with letters of credit.

PENDING ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains,

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company is currently assessing the impact that adoption of this statement will have on its financial position and results of operations.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the December 31, 1997 presentation.

NOTE 2 -- BUSINESS COMBINATIONS

     Results of operations for business combinations accounted for as purchases are included in the accompanying consolidated financial statements since the date of acquisition. The allocations of the purchase price to the fair market value of the net assets acquired in the 1997 acquisitions are based on preliminary estimates of fair market values and may be revised when additional information concerning asset and liability valuations is obtained. With respect to business combinations accounted for as poolings-of-interests, the consolidated financial statements have been restated for all periods presented as if the companies had been combined since inception.

ASTROTECH

     On October 28, 1997, the Company merged with Astrotech International Corporation ("Astrotech") in a transaction accounted for as a pooling-of-interests (the "Merger"). Astrotech is a designer, fabricator and supplier of proprietary storage tank products and services providing a range of inspection, engineering, construction and maintenance services for aboveground storage tanks and also offering mobile storage tank leasing services. Industries served include refining, petrochemical, wastewater treatment, agricultural, pulp and paper, mining, water storage, power generation and process systems. The Company issued approximately 9,541 shares of ITEQ common stock in exchange for all the outstanding shares of Astrotech common stock based on an exchange ratio of .93 of a share of ITEQ common stock for each share of Astrotech common stock outstanding. In addition, all outstanding options to purchase Astrotech common stock were converted into options to purchase shares of ITEQ common stock, as adjusted for the exchange ratio. In connection with the Merger, the Company amended and restated its Certificate of Incorporation to, among other things, increase its authorized shares of common stock from 30,000 to 40,000.

     Prior to the Merger, Astrotech used a fiscal year ending on September 30. Accordingly, the restated financial statements combine the September 30, 1995 and 1996 financial statements of Astrotech with the December 31, 1995 and 1996 financial statements of the Company. Revenues and earnings from continuing operations of Astrotech for the three month period ended December 31, 1996 were $33,804 and $1,181, respectively, with net earnings reflected as an adjustment to retained earnings effective January 1, 1997.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Combined and separate results of the Company and Astrotech during the periods proceeding the merger were as follows:

                                                                EARNINGS FROM      NET
                                                                 CONTINUING      EARNINGS
                                                    REVENUES     OPERATIONS       (LOSS)
                                                    --------    -------------    --------
Nine months ended
September 30, 1997 (unaudited):
  ITEQ............................................  $131,479       $5,372         $  546
  Astrotech.......................................   110,943        3,531          3,531
                                                    --------       ------         ------
     Combined.....................................  $242,422       $8,903         $4,077
                                                    ========       ======         ======
1996:
  ITEQ............................................  $ 86,077       $1,456         $  (86)
  Astrotech.......................................   122,738        4,010          4,010
                                                    --------       ------         ------
     Combined.....................................  $208,815       $5,466         $3,924
                                                    ========       ======         ======
1995:
  ITEQ............................................  $ 74,549       $1,558         $  760
  Astrotech.......................................   100,424        2,731          2,731
                                                    --------       ------         ------
     Combined.....................................  $174,973       $4,289         $3,491
                                                    ========       ======         ======

EXELL

     Effective August 1, 1997, the Company purchased all of the capital stock of Exell, Inc. ("Exell") for total cash consideration of approximately $8,088 plus assumption of certain liabilities. The cash consideration consisted of $7,864 in purchase price and $224 for related acquisition expenses. Exell is a manufacturer of shell and tube heat exchangers and was previously a competitor of the Company's Ohmstede operation. For its fiscal year ended September 30, 1996, Exell reported revenues of approximately $26,779.

     The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition as follows:

Working capital.............................................    $1,424
Property and equipment......................................     1,422
Excess of costs over net assets acquired....................     5,242
                                                                ------
  Total purchase price......................................    $8,088
                                                                ======

TRUSCO

     On May 1, 1997, the Company purchased all of the issued and outstanding shares of capital stock of Trusco Tank, Inc. ("Trusco") and two parcels of real property used in Trusco's business and owned by two of its shareholders. Trusco is a designer, fabricator and field erector of steel structures, including storage tanks, pressure vessels and shop-built tanks (both aboveground and underground). Trusco's customers include municipal water districts, wastewater treatment facilities, oil companies, industrial facilities, wineries and various process industries.

     The base purchase price of $11,458 consisted of $10,958 in cash and $500 of acquisition-related expenses. In addition, Astrotech repaid Trusco's existing bank obligations totaling $4,500.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The purchase price has been allocated to the assets purchased and liabilities assumed based upon the estimated fair values at the date of acquisition as follows:

Working capital.............................................  $ 4,800
Property and equipment......................................    3,658
Debt assumed................................................   (4,726)
Excess of costs over net assets acquired....................    7,726
                                                              -------
          Total purchase price..............................  $11,458
                                                              =======

OHMSTEDE

     On November 20, 1996 (effective November 1, 1996), the Company purchased all the outstanding stock (excluding certain assets and liabilities) of Ohmstede, Inc. ("Ohmstede") for approximately $52,924 consisting of $52,000 for Ohmstede's stock and $924 for related acquisition costs. Assets not purchased included the majority of receivables due from a 99 percent equity investment in C&D Robotics ("C&D"), a partnership formerly consolidated by Ohmstede; a federal tax deposit made by the owners; and the cash surrender value of life insurance policies for certain owners. Additionally, the former owners received approximately $600 in dividends just prior to the transaction, as set forth in the agreement with the Company. As the Company continues to rent operating space to C&D, rental fees charged to C&D are included in the financial statements.

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
                                                              =======

GRAVER

     On March 28, 1996, the Company purchased Graver Holding Company and its wholly-owned subsidiary, Graver Tank & Mfg. Co., Inc. (collectively "Graver"). Graver designs, manufactures and erects storage tanks and pressure vessels for the petroleum and process industries. Graver also provides nickel-clad installations for the power generation and air pollution industries, providing fabrication and erection of scrubbers and stack liners.

     The base purchase price of approximately $2,900 consisted of approximately $2,750 in cash and approximately $150 of acquisition-related expenses. The seller has been paid additional cash proceeds of approximately $1,250 pursuant to the terms of an earn-out arrangement based on future profits, as defined. The profits under the earn-out agreement were achieved as of December 31, 1997. In addition, Astrotech repaid Graver's existing bank obligations totaling approximately $2,400.

     Net assets acquired were approximately $4,696 and costs of the acquisition in excess of net assets of the business acquired were approximately $870. Subsequent to the acquisition, additional consideration in the form of earn-out payments of $984 have been paid as of December 31, 1997 and recorded as costs in excess of net assets acquired.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

PRO FORMA RESULTS OF OPERATIONS

     The following unaudited pro forma consolidated results of operations assume that the purchase of Exell, Trusco, Ohmstede and Graver occurred on January 1, 1996:

                                                            AS                            PRO
                                                         REPORTED                        FORMA
                                                         ITEQ 1997    EXELL    TRUSCO     1997
                                                         ---------   -------   ------   --------
Revenues...............................................  $335,599    $15,166   $7,571   $358,336
Earnings (Loss) from continuing operations.............        35        367      (71)       331
Net earning (loss).....................................    (6,001)       367      (71)    (5,705)
Basic earnings (loss) per common share:
  From continuing operations...........................        --        .02       --        .02
  Net earnings (loss)..................................      (.25)       .02       --       (.23)
Diluted earnings (loss) per common share:
  From continuing operations...........................        --        .01       --        .01
  Net earnings (loss)..................................      (.23)       .01       --       (.22)

                                       AS                                                  PRO
                                    REPORTED                                              FORMA
                                    ITEQ 1996    EXELL    TRUSCO    OHMSTEDE   GRAVER      1996
                                    ---------   -------   -------   --------   -------   --------
Revenues..........................  $208,815    $26,779   $24,809   $83,124    $10,389   $353,916
Earnings (Loss) from continuing
  operations......................     5,466        406       950     2,339       (666)     8,495
Net earnings (loss)...............     3,924        406       950     2,339       (666)     6,953
Basic earnings (loss) per common
  share:
  From continuing operations......       .26        .02       .05       .11       (.03)       .41
  Net earnings (loss).............       .19        .02       .05       .11       (.03)       .34
Diluted earnings (loss) per common
  share:
  From continuing operations......       .26        .02       .04       .11       (.03)       .40
  Net earnings (loss).............       .19        .02       .04       .11       (.03)       .33

     The pro forma financial information may not necessarily be indicative of the Company's results of operations that would have occurred had the transaction been effected on the assumed dates, nor do the pro forma results purport to indicate the Company's results of operations for any future period.

NOTE 3 -- MERGER, ACQUISITION AND RESTRUCTURING COSTS

     During the fourth quarter of 1997, the Company recorded nonrecurring charges totaling $17,956 in connection with the merger with Astrotech and related restructuring of operations including the elimination of excess capacity and duplicate facilities. Of this amount, (i) transaction costs totaled $5,145, which consisted of professional fees paid to financial advisors, accountants and attorneys, (ii) costs to combine the operations of the Company and Astrotech included write-downs for duplicate facilities and excess capacity of $5,276,
(iii) severance costs and other benefits totaled $4,221 and (iv) business integration and reorganization costs totaled $3,314. Transaction costs include professional expenses of $361 related to the terminated purchase agreement with Matrix Service Company. Approximately $5,055 of the asset write-down was non-cash.

     During 1996, the Company incurred a restructuring charge of $2,022. The charge included (i) a provision for the contractually required severance obligations to the former president and chief executive officer who was replaced in March 1996, and (ii) the cost of implementing new management's plan to reduce the Company's

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

overall cost structure including employee severance, lease and other contract buyouts, inventory and other asset impairments, losses related to termination of unprofitable business lines, excess machinery disposal and other related costs.

     The following table summarizes the major components of the restructuring charge:

Termination pay and benefits................................  $1,204
Office relocation and consolidation.........................     462
Legal.......................................................     242
Other.......................................................     114
                                                              ------
                                                              $2,022
                                                              ======

     When the Company committed to its restructuring plan during the first quarter of 1996, it made the decision to terminate 15 employees, including the former president and chief executive officer. By December 31, 1996, all 15 employees had been terminated. Approximately $900 in severance pay and benefits, unpaid as of December 31, 1996, was paid during the first quarter of 1997. Substantially all of the terminated employees were either in management positions or were professionals including engineers and accountants.

     During the fourth quarter of 1995, the Interel and VIC subsidiaries were reorganized and combined. The reorganization of these operations and costs of settling a lawsuit resulted in a one-time charge of approximately $170.

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

     Costs incurred to date, estimated earnings and the related progress billings to date on contracts in progress are as follows:

                                                                1996         1997
                                                              ---------    ---------
Costs incurred to date......................................  $ 148,646    $ 203,243
Estimated earnings..........................................     32,851       53,402
                                                              ---------    ---------
Revenue recognized..........................................    181,497      256,645
Progress billings to date...................................   (162,261)    (234,815)
Costs incurred for which no revenues were recognized to
  date......................................................        955          140
                                                              ---------    ---------
                                                              $  20,191    $  21,970
                                                              =========    =========

     The preceding is included in the accompanying consolidated balance sheets as follows:

                                                                1996         1997
                                                              ---------    ---------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $  26,736    $  30,164
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................     (6,545)      (8,194)
                                                              ---------    ---------
                                                              $  20,191    $  21,970
                                                              =========    =========

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5 -- LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following as of December 31, 1996 and 1997:

                                                               1996      1997
                                                              -------   -------
Revolving loan facility.....................................  $    --   $89,936
Secured term loan note with interest fluctuating with the
  Offshore Rate or Base Rate................................   35,000        --
Secured note under a credit facility totaling $38,000 with
  interest fluctuating with the Offshore Rate or Base
  Rate......................................................   25,400        --
Term loan, with interest at the Company's option at either
  lender's base rate plus a spread ranging from  1/4 to  1/2 percent or at various LIBOR rates plus a spread ranging
  from 1 3/4 to 2 3/4 percent...............................    8,700        --
Line of credit of up to $14,000 with interest at the
  Company's option at either Bank One's base rate plus a
  spread ranging from zero to  1/4 percent or at various
  LIBOR rates plus a spread ranging from 1 1/2 to 2 1/2
  percent...................................................    7,452        --
Unsecured senior subordinated notes bearing interest at 12%
  through 1997 net of debt discount of $2,288 related to
  issuance of detachable warrants...........................   12,712        --
Other.......................................................    4,876       122
                                                              -------   -------
                                                               94,140    90,058
Less current maturities.....................................   (9,455)     (104)
                                                              -------   -------
Long-term obligations, net of current maturities............  $84,685   $89,954
                                                              =======   =======

     Scheduled maturities of long-term obligations are as follows:

     1998...................................................  $   104
     1999...................................................       18
     2000...................................................       --
     2001...................................................       --
     2002...................................................   89,936
                                                              -------
                                                              $90,058
                                                              =======

REVOLVING LOAN FACILITY

     In October 1997, in connection with the Astrotech Merger, the Company refinanced its and Astrotech's existing credit facilities under a new revolving credit facility (the "New Credit Facility") with various financial institutions with a commitment amount of up to $175,000 maturing in 5 years and bearing interest, at the Company's option, at BankBoston, N.A.'s customary base rate or at BankBoston's eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to .25% for the applicable base rate margin, and from 1% to 1.75% for the applicable eurodollar rate margin. The applicable interest rate on amounts outstanding at December 31, 1997 was 6.97%. A commitment fee ranging from 0.25% to 0.5% per annum is payable on the unused portion of the New Credit Facility. The New Credit Facility is secured by substantially all of the assets of the Company, a pledge of the stock of the Company's domestic subsidiaries, and guarantees entered into by such subsidiaries.

     The Company's credit facility requires the Company to maintain certain levels of working capital and stockholders' equity and contains other restrictive covenants. Such instruments also limit the ability of the

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company to incur additional indebtedness and to make acquisitions and certain investments. At December 31, 1997, the Company was in compliance with the provisions of its debt agreements.

PRIOR CREDIT FACILITY

     On November 18, 1996, the Company revised its financing agreement to, among other things, increase its prior credit facilities with participating financial institutions ("Lenders"). The Company's prior credit facilities consisted of a $35,000 secured term loan and a $38,000 secured revolving credit facility. The interest on the term loan was at the lender's Offshore Rate ("Offshore Rate"), as defined, plus a spread, and the interest on the line of credit was at the Offshore Rate or the base rate, as defined, plus spreads. The spreads ranged from 2% to 3% above the Offshore Rate and from 0.25% to 1.25% above the base rate. The spread increased or decreased based on the Company's leverage ratio. Substantially all of the assets of the Company served as collateral. In October 1997, the Company refinanced these credit facilities and incurred an extraordinary charge of $1,630 ($1,043 net of taxes) related to the write-off of debt issuance costs from these previous credit facilities.

SUBORDINATED NOTES

     In addition to the prior credit facilities, on November 18, 1996, the Company entered into two Senior Subordinated Notes ("Subordinated Notes")for approximately $13,000 and $2,000, respectively. The interest on the Subordinated Notes was at 12% through December 31, 1997 and increased by 0.5% per year for each year until paid. As further consideration, the Lender received warrants to purchase an aggregate of 1,760 shares of the Company's Common Stock at $5.10 per share, subject to adjustment. The warrants may be exercised at any time or from time to time until they expire on November 18, 2003. The warrants were valued at approximately $2,300, which was reflected as equity and as a debt discount at the date of their issuance. During the quarter ended September 30, 1997, the Company repaid its subordinated notes using available proceeds under its New Credit facility. The Company incurred an extraordinary loss of $3,182 ($2,037 net of taxes), related to the write-off of unamortized debt discount and issuance costs.

NOTE 6 -- LEASE COMMITMENTS

     The Company and its subsidiaries are obligated under various leases for office and manufacturing facilities and certain machinery, equipment and fixtures. Certain leases have renewal or escalation clauses or both. The following is a schedule of minimum rental commitments under all non-cancelable leases:

YEAR ENDING
DECEMBER 31,
------------
   1998.................................................................  $1,225
   1999.................................................................   1,076
   2000.................................................................     910
   2001.................................................................     694
   2002.................................................................     544
                                                                          ------
   Total................................................................  $4,449
                                                                          ======

     The leases provide for payment of maintenance and other expenses by the Company. Rent expense was approximately $1,800, $1,900 and $1,437 for the years ended December 31, 1995, 1996 and 1997.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 -- INCOME TAXES

     Provision (benefit) for income taxes consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                             1995      1996     1997
                                                            ------    ------   -------
Current:
  Federal.................................................  $  830    $  559   $ 5,483
  State...................................................     610       492       853
  Foreign.................................................     150       320       557
                                                            ------    ------   -------
Total current provision...................................   1,590     1,371     6,893
                                                            ------    ------   -------
Deferred:
  Federal.................................................   1,591     1,629    (3,867)
  State...................................................     (71)       58      (567)
  Foreign.................................................      --       337      (115)
                                                            ------    ------   -------
Total deferred provision..................................   1,520     2,024    (4,549)
                                                            ------    ------   -------
Income tax provision......................................  $3,110    $3,395   $ 2,344
                                                            ======    ======   =======

     The earnings before taxes relating to foreign operations totaled approximately $530, $1,870 and $1,400 for the years ended December 31, 1995, 1996 and 1997, respectively.

     The tax effects of the financial reporting and income tax reporting basis differences which give rise to the deferred income tax asset and liability are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1996        1997
                                                              -------     -------
Net current deferred income tax assets (liabilities):
  Compensation recognition..................................  $   382     $   632
  Accruals..................................................    2,053       4,506
  Tax benefit carry forwards................................    1,870       2,387
  Contract accounting.......................................     (316)         64
  Other.....................................................       32          --
                                                              -------     -------
                                                              $ 4,021     $ 7,589
                                                              =======     =======
Net non-current deferred income tax assets (liabilities):
  Tax benefit carry forwards................................  $   508     $ 1,230
  Property and equipment....................................   (4,483)     (4,930)
  Intangible assets.........................................     (313)       (914)
  Other.....................................................        2          --
  Valuation allowance.......................................     (146)       (146)
                                                              -------     -------
                                                              $(4,432)    $(4,760)
                                                              =======     =======

     The valuation allowance relates to deferred tax assets for losses incurred by foreign subsidiaries. These losses will be carried forward to future years and are not expected to expire.

     As of December 31, 1996 and 1997, the Company had regular U.S. and foreign net operating losses carried forward for tax reporting purposes totaling approximately $3,256 and $7,298, respectively.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Differences between the Company's effective income tax rate and the statutory federal income tax rate are as follows:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1995      1996      1997
                                                           ------    ------    ------
Tax provision at the federal statutory income tax rate...  $2,516    $3,014    $  833
Differences in foreign versus U.S. tax rates.............      34        16        68
State income taxes, net of federal benefit...............     353       386       116
Amortization of intangible assets........................     298       300       349
Non-deductible acquisition costs.........................     234        --       910
Valuation allowance......................................    (377)     (270)       --
Other....................................................      52       (51)       68
                                                           ------    ------    ------
          Total tax provision............................  $3,110    $3,395    $2,344
                                                           ======    ======    ======

     The valuation allowance was reduced by $377 and $270 for the years ended December 31, 1995 and 1996 in order to properly recognize the portion of the Company's deferred tax asset which was more likely than not to be realized.

NOTE 8 -- STOCK OFFERING

     In May 1997, the Company sold approximately 5,058 shares of common stock. The primary use of the offering net proceeds of $31,795 was to reduce debt incurred for the Company's acquisition program.

NOTE 9 -- STOCK WARRANTS AND OPTIONS

STOCK WARRANTS

     Following is a summary of the warrants outstanding at December 31, 1997:

                                                           STOCK      EXERCISE
                                                          ISSUABLE     PRICE
                                                 DATE       UPON        PER       EXPIRATION
                 DESCRIPTION                    ISSUED    EXERCISE     SHARE         DATE
                 -----------                    ------    --------    --------    ----------
Warrants......................................   4/96         34       $4.72         4/98
Subordinated debt warrants....................  11/96      1,760       $5.10        11/03
                                                           -----
  Total.......................................             1,794
                                                           =====

     In 1997, warrants for 190 shares were exercised for net proceeds of $857. The exercise price of the subordinated debt warrants is subject to adjustment.

STOCK OPTIONS

     On October 1, 1990, the Company's Board of Directors approved an Employee Stock Option Plan (the "Plan") which was subsequently amended and which provides for the issuance of up to 10% of the Company's outstanding shares of Common Stock but initially not less than 1,250 shares of Common Stock (subject to anti-dilution provisions). Options granted expire in five to ten years, and the option price, is the fair market value of the Company's stock at the date of grant and can be paid in cash or in shares of the Company's Common Stock. Options may not be transferred by the optionee other than by will or the laws of descent and distribution.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company's Board of Directors approved the Directors' Stock Option Plan on May 19, 1993, which provides for the issuance of up to 200 shares of Common Stock (subject to anti-dilution provisions). The plan currently provides that each outside director will be granted an option to purchase 10 shares of Common Stock at the fair market value of the Common Stock at the date of grant at each time the director is elected, re-elected or appointed to the Board of Directors. Options granted under this plan expire after ten years. Options may not be transferred by the optionee other than by will or the laws of descent and distribution.

     Prior to merger, Astrotech maintained four stock option plans for its employees and nonemployee directors, the 1984 Stock Option Plan, the 1989 Stock Incentive Plan, the 1994 Stock Option Plan for Employees of BMT (the "BMT Plan") and the 1995 Nonemployee Directors Stock Option Plan. The numbers of options and exercise price per share was converted to ITEQ options in accordance with the exchange rate in the merger agreement. The merger effected no other terms of any of the plans. All outstanding options, except for grants under the BMT Plan, are fully exercisable. The BMT Plan options issued vest at the rate of 20% per year after the first anniversary from the date of grant.

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net earnings (loss) and net earnings (loss) per common share would have been reduced to the following pro forma amounts:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1995      1996      1997
                                                          ------    ------    -------
Net earnings (loss):
  As reported...........................................  $3,491    $3,924    $(6,001)
  Pro forma.............................................   3,461     3,767     (6,446)
Basic net earnings (loss) per common share:
  As reported...........................................     .17       .19       (.25)
  Pro forma.............................................     .17       .18       (.27)
Diluted net earnings (loss) per common share:
  As reported...........................................     .17       .19       (.23)
  Pro forma.............................................     .17       .18       (.27)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the pro forma cost to be expected in future years. The table above excludes $85 of expense related to immediately vested options granted to Astrotech employees in October 1996. Astrotech's net earnings for three months ended December 31, 1996, of $1,181 would have been $1,096 on a pro forma basis. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                    1995 GRANTS        1996 GRANTS        1997 GRANTS
                                    -----------        -----------        -----------
Expected dividend yield..........       0%                 0%                 0%
Expected stock price
  volatility.....................  39.74%-45.09%      42.88%-44.85%      54.17%-61.78%
Risk free interest rate..........   5.43%-6.48%        5.38%-6.93%        5.51%-5.57%
Expected life of options.........  5 to 10 years    4.25 to 10 years     5 to 10 years

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Stock option grants for 1995 reflect only ITEQ grants. Stock option grants for 1996 and 1997 include both ITEQ and Astrotech grants. A summary of the status of the Company's stock option plans at December 31, 1995, 1996 and 1997 and changes during the years then ended is presented in the table below:

                                          1995                 1996                 1997
                                   ------------------   ------------------   ------------------
                                             WTD AVG              WTD AVG              WTD AVG
                                   SHARES   EX PRICE    SHARES   EX PRICE    SHARES   EX PRICE
                                   ------   ---------   ------   ---------   ------   ---------
Outstanding at beginning of
  year...........................   1,503    $ 3.75      1,774    $ 3.55      1,907    $ 3.60
Granted..........................     342      2.68        418      3.65        453      7.35
Exercised........................      (4)    (1.41)       (70)    (2.70)      (967)    (3.67)
Forfeited........................     (47)    (3.52)      (201)    (3.42)      (100)    (3.65)
Expired..........................     (20)    (4.82)       (14)    (4.71)        --        --
                                   ------    ------     ------    ------     ------    ------
Outstanding at end of year.......   1,774    $ 3.55      1,907    $ 3.60      1,293    $ 4.81
                                   ======    ======     ======    ======     ======    ======
Exercisable at end of year.......     960    $ 3.73      1,302    $ 3.71        553    $ 3.78
                                   ======    ======     ======    ======     ======    ======
Weighted average fair value of
  options granted................  $ 1.19               $ 1.82               $ 5.16
                                   ======               ======               ======

     The options outstanding at December 31, 1997 have exercise prices between $1.22 and $13.94 and a weighted average remaining contractual life of 5.4 years.

     The Company maintains an Employee Stock Purchase Plan whereby all employees are eligible for participation after ninety days of service. Under this plan, employees may purchase stock at 90% of the current market price of the stock. During the years ended December 31, 1996 and 1997, 15 and 9 shares, respectively, were issued under the plan.

NOTE 10 -- DISCONTINUED OPERATIONS

     During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary.

     Certain of the net assets of Allied's operations will be liquidated as remaining orders in process are completed. The estimated completion date of the net asset liquidation is the third quarter of 1998. The Allied facility will not be disposed as it will be used in the Company's facility consolidation effort. The net assets of Allied are included in the December 31, 1997 consolidated balance sheet and are summarized as follows:

Due on contracts and other receivables, net.................  $2,192
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................   2,185
Inventories.................................................   1,822
Other assets................................................      79
                                                              ------
          Total assets......................................   6,278
                                                              ------
Accounts payable............................................     752
Accrued liabilities including estimated losses from
  disposal..................................................   1,194
                                                              ------
          Total liabilities.................................   1,946
                                                              ------
Net assets of discontinued operations.......................  $4,332
                                                              ======

     Management believes the liability for the estimated loss on disposal of discontinued operations is adequate. The adequacy of this liability will be evaluated each quarter.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Sales from discontinued operations were $38,707, $24,779 and $15,297 for the years ended 1995, 1996 and 1997, respectively. Summary operating results through August 31, the date of measurement, for 1997 were as follows:

Revenues....................................................  $11,800
Operating loss..............................................      578
Interest expense............................................    1,030
Loss before income taxes....................................    1,608
Income tax benefit..........................................      547
Net loss from discontinued operations.......................    1,061

     Operating losses during the phase out period have been included in the loss on disposal of discontinued operations in the accompanying financial statements. Losses of $2,401 have been incurred through December 31, 1997. Interest expense has been allocated based on intercompany debt balances. After tax interest expense of $193 has been included in the estimated loss on disposal. Discontinued operations have not been separated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statement of operations.

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

     The effect of the accounting change on 1995 and 1996 net earnings is as follows:

                                                              INCREASE/(DECREASE)
                                                              -------------------
                                                                1995        1996
                                                              ---------    ------
Net earnings (loss).........................................   $(1,608)     $321
Basic net earnings (loss) per common share..................      (.08)      .02
Diluted net earnings (loss) per common share................      (.08)      .02

     The balance of retained earnings at December 31, 1995 was reduced by $1,514, for the effect (net of income taxes) of applying retroactively the revised method of accounting.

NOTE 11 -- CONTINGENCIES

LITIGATION

     On March 19, 1996, the Company's HMT, Inc. subsidiary ("HMT") was served with a complaint filed in Superior Court of California, County of Contra Costa. This matter arises out of a tank fire which occurred in June of 1995, at a refinery in northern California, where HMT employees were replacing seals on an aboveground storage tank. In October 1997, HMT entered into a Settlement Agreement effectively terminating this matter. The Company's insurance carrier funded the settlement amount of $500, subject to the Company's self-insured retentive limits, under the applicable insurance policy.

     Certain of the Company's subsidiaries are parties to legal proceedings in the ordinary course of business. While the outcome of lawsuits or other proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INSURANCE

     Prior to November 1997, Astrotech's insurance program for workers' compensation and general liability was partially self-insured. Estimated costs of claims outstanding of approximately $3,700 at December 31, 1997 under these self-insurance agreements are included in accrued liabilities in the accompanying consolidated balance sheet. It is possible that the ultimate cost of claims outstanding could differ from management's current estimates.

NOTE 12 -- RETIREMENT PLANS

     The Company maintains several defined contribution plans covering substantially all of its employees. Employees may contribute to these plans and contributions may be matched at the Company's discretion in varying amounts. The Company also contributes to union-sponsored retirement plans for its employees covered under collective bargaining agreements. Amounts contributed are determined based upon a percentage of wages paid or amounts per hour worked by such employees or a match of the employees' contributions.

NOTE 13 -- MAJOR CUSTOMERS AND FOREIGN OPERATIONS

     Due to the nature of the Company's business, contracts are generally nonrecurring. For the years ended December 31, 1995, 1996 and 1997, no single customer accounted for 10% of revenues.

     Financial data by geographical area is as follows:

                                                         1995       1996       1997
                                                       --------   --------   --------
Revenue:
  North America......................................  $158,032   $186,268   $309,602
  Europe.............................................    10,253     13,106     13,043
  Asia...............................................     6,688      9,441     12,954
                                                       --------   --------   --------
          Total......................................  $174,973   $208,815   $335,599
                                                       ========   ========   ========
Operating profit(1):
  North America......................................  $  8,244   $ 12,231   $ 24,266
  Europe.............................................       520        878        709
  Asia...............................................       264        634        812
                                                       --------   --------   --------
          Total......................................  $  9,028   $ 13,743   $ 25,787
                                                       ========   ========   ========
Identifiable assets:
  North America......................................  $125,765   $211,418   $245,847
  Europe.............................................     7,678      9,471     10,717
  Asia...............................................     3,952      3,863      4,923
                                                       --------   --------   --------
          Total......................................  $137,395   $224,752   $261,487
                                                       ========   ========   ========

---------------

(1) Before merger, acquisition and restructuring costs of $170, $2,022 and $17,956 for 1995, 1996 and 1997, respectively.

     Including exports, international sales accounted for approximately 15% of total revenue in 1997.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 14 -- UNAUDITED QUARTERLY FINANCIAL DATA

                                                         FIRST    SECOND     THIRD     FOURTH
                                                        QUARTER   QUARTER   QUARTER   QUARTER
                                                        -------   -------   -------   --------
1997
Revenues..............................................  $74,079   $78,210   $90,133   $ 93,177
Earnings (loss) from continuing operations............    2,263     2,787     3,853     (8,868)
  Net earnings (loss).................................    1,905     2,321      (149)   (10,078)
Basic earnings per share:
  From continuing operations..........................      .11       .12       .15       (.33)
  Net earnings (loss).................................      .09       .10      (.01)      (.38)
Diluted earnings per share:
  From continuing operations..........................      .10       .11       .14       (.33)
  Net earnings (loss).................................      .09       .10      (.01)      (.38)
1996
Revenues..............................................  $42,161   $42,443   $50,017   $ 74,194
Earnings from continuing operations...................      112     1,570     1,521      2,263
  Net earnings (loss).................................   (1,031)      685     1,995      2,275
Basic earnings per share:
  From continuing operations..........................      .01       .08       .07        .11
  Net earnings (loss).................................     (.05)      .03       .10        .11
Diluted earnings per share:
  From continuing operations..........................      .01       .08       .07        .11
  Net earning (loss)..................................     (.05)      .03       .10        .11

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.

                                            ITEQ, Inc.
                                            (Registrant)

                                            By     /s/ MARK E. JOHNSON
                                             -----------------------------------
                                                      (Mark E. Johnson)
                                                  Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the 24th day of March, 1998.

                      SIGNATURE                                      TITLE
                      ---------                                      -----

                 /s/ MARK E. JOHNSON                   Director, Chairman of the Board
-----------------------------------------------------    and Chief Executive Officer
                  (Mark E. Johnson)                      (Principal Executive Officer)

               /s/ LAWRANCE W. MCAFEE                  Director, Executive Vice
-----------------------------------------------------    President, Chief Financial
                (Lawrance W. McAfee)                     Officer and Secretary (Principal
                                                         Financial Officer and Principal
                                                         Accounting Officer)

                /s/ PIERRE S. MELCHER                  Director
-----------------------------------------------------
                 (Pierre S. Melcher)

                /s/ THOMAS N. AMONETT                  Director
-----------------------------------------------------
                 (Thomas N. Amonett)

                /s/ T. WILLIAM PORTER                  Director
-----------------------------------------------------
                 (T. William Porter)

                 /s/ JAMES L. RAINEY                   Director
-----------------------------------------------------
                  (James L. Rainey)

                  /s/ JAMES A. READ                    Director
-----------------------------------------------------
                   (James A. Read)

                 /s/ NATHAN M. AVERY                   Director
-----------------------------------------------------
                  (Nathan M. Avery)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Registrant. (Filed as Appendix E to the Joint Proxy
                            Statement/Prospectus of the Registrant and Astrotech on
                            October 3, 1997 and incorporated herein by reference).
          3.2            -- Amended and Restated Bylaws of the Registrant. (Filed as
                            an exhibit to Form 10-Q for the quarter ended September
                            30, 1997 and incorporated herein by reference).
          4.1            -- See Exhibits 3.1 and 3.2 for provisions of the
                            Certificate of Incorporation and Bylaws of the Registrant
                            defining the rights of holders of Common Stock.
          4.2            -- Revolving Credit Agreement dated as of October 28, 1997 by and among the Registrant, the Guarantors and various
                            lending institutions including Deutsche Bank AG as
                            Documentation Agent and BankBoston, N.A. as Agent. (Filed
                            as an exhibit to Form 10-Q for the quarter ended
                            September 30, 1997 and incorporated herein by reference).
          4.3            -- Warrant Agreement, dated November 18, 1996, between the
                            Registrant and International Mezzanine Capital, B.V.
                            ("Mezzanine"). (Filed as an exhibit to Form 8-K dated
                            December 5, 1996 and incorporated herein by reference).
          4.4            -- Warrant Agreement dated November 18, 1996, between the
                            Registrant and First Commerce Corporation ("First
                            Commerce"). (Filed as an exhibit to Form 8-K dated
                            December 5, 1996 and incorporated herein by reference).
          4.5            -- Registration Rights Agreement dated November 18, 1996,
                            among the Registrant, Mezzanine, and First Commerce.
                            (Filed as an exhibit to Form 8-K dated December 5, 1996
                            and incorporated herein by reference).
          4.6            -- Warrant Agreement, dated April 24, 1996, between the
                            Registrant and Sanders Morris Mundy, Inc. (Filed as an
                            exhibit to Form 10-Q for the quarter ended September 30,
                            1996 and incorporated herein by reference).
          4.7            -- Warrant Agreement, dated December 1992, between
                            Registrant and Pennsylvania Merchant Group, Ltd. (Filed
                            as an exhibit to Form 10-K for fiscal year ending March
                            31, 1993 and incorporated herein by reference).
         10.1            -- Plan and Agreement of Merger dated as of June 30, 1997, by and between the Registrant and Astrotech International
                            Corporation ("Astrotech"). (Filed as Appendix A to the
                            Joint Proxy Statement/Prospectus of the Registrant and
                            Astrotech on October 3, 1997 and incorporated herein by
                            reference).
         10.2            -- Stock Purchase Agreement dated as of April 30, 1997, by and between Jared A. Trussler, Ray E. Crosno and Leslie
                            D. Scott ("Sellers") and Astrotech
                            (predecessor-in-interest to the Registrant). (Filed as an
                            exhibit to Form 8-K of Astrotech dated as of May 14, 1997
                            and incorporated herein by reference).
         10.3            -- Stock Purchase Agreement, dated April 24, 1997, among the owners of Exell Inc. ("Exell") and the Registrant. (Filed
                            as an exhibit to Amendment No. 2 to the Registrant's
                            Registration Statement on Form S-2 (No. 333-23245) and
                            incorporated herein by reference).
         10.4            -- First and Second Amendment to Exell Stock Purchase
                            Agreement among the owners of Exell and the Registrant.
                            (Filed as an exhibit to Form 10-Q for the quarter ending
                            June 30, 1997 and incorporated herein by reference).
         10.5            -- Amendment No. 2, as of February 28, 1997, to the Stock
                            Purchase Agreement dated February 7, 1994, by and among
                            Astrotech (predecessor-in-interest to the Registrant),
                            Brown-Minneapolis Tank & Fabricating Company ("BMT") and
                            Irwin Jacobs. (Filed as an exhibit to Form 10-Q for the
                            quarter ended March 31, 1997 of Astrotech and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.6            -- Purchase and Sale Agreement, dated as of the Effective
                            Date (as defined therein), between Babel, Miller &
                            Blackwell Partnership (the "Partnership") and the
                            Registrant. (Filed as an exhibit to Form 8-K dated August
                            28, 1997 and incorporated herein by reference).
         10.7            -- First Amendment to Purchase and Sale Agreement, effective
                            August 13, 1997, among the Partnership, Beaumont Franklin
                            Street Properties, L.L.C. ("BFSP"), Neches Street
                            Properties, L.L.C. ("NSP") and the Registrant. (Filed as
                            an exhibit to Form 8-K dated August 28, 1997 and
                            incorporated herein by reference).
         10.8            -- Agreement and Plan of Merger dated September 19, 1996,
                            among the Registrant, Air-Cure Acquisition, Inc. and
                            Ohmstede, Inc. (Filed as an exhibit to Form 10-Q for the
                            quarter ended September 30, 1996 and incorporated herein
                            by reference).
         10.9            -- Stock Purchase Agreement dated March 7, 1996, by and
                            among Astrotech (predecessor-in-interest to the
                            Registrant), Timothy J. McDavid, Graver Holding Company
                            and Graver Tank & Mfg. Co. (Filed as an exhibit to
                            Astrotech's Form 8-K dated April 10, 1996 and
                            incorporated herein by reference).
         10.10           -- Agreement and Plan of Merger dated October 13, 1995,
                            among the Registrant, Air-Cure Acquisition Corporation,
                            Allied Industries, Inc., Mark E. Johnson and Pierre S.
                            Melcher. (Filed as an exhibit to Post-Effective Amendment
                            No. 1 to Form S-4 Registration Statement (No. 33-92308)
                            and incorporated herein by reference).
         10.11           -- Employment Agreement dated September 30, 1997 for Mark E.
                            Johnson. (Filed as an exhibit to Form 10-Q for the
                            quarter ended September 30, 1997 and incorporated herein
                            by reference).
         10.12           -- Employment Agreement dated May 15, 1997, between the
                            Registrant and John Camardella. (Filed as an exhibit to
                            Form 10-Q for the quarter ended June 30, 1997 and
                            incorporated herein by reference).
         10.13           -- Employment Agreement dated March 1, 1996, between the
                            Registrant and Lawrance W. McAfee. (Filed as an exhibit
                            to Form 10-Q for the quarter ended September 30, 1996 and
                            incorporated herein by reference).
         10.14           -- Employment Agreement dated March 1, 1995, between the
                            Registrant and John P. Fitzpatrick. (Filed as an exhibit
                            to Form 10-K for the year ended December 31, 1994 and
                            incorporated herein by reference).
         10.15           -- Employees Stock Purchase Plan, as amended, dated December
                            15, 1994. (Filed as an exhibit to Form 10-K for year
                            ended December 31, 1994 and incorporated herein by
                            reference).
         10.16           -- Director Stock Option Plan, as amended. (Plan filed as an exhibit to Proxy Statement for Annual Meeting of
                            Stockholders held on June 29, 1995, and amendment filed
                            as an exhibit to Form 10-Q for the quarter ended June 30,
                            1996 both of which are incorporated herein by reference).
         10.17           -- Amended and Restated ITEQ 1990 Stock Option Plan. (Filed
                            as Appendix D to Joint Proxy Statement/Prospectus of the
                            Registrant and Astrotech on October 3, 1997 and
                            incorporated herein by reference).
         10.18           -- 1984 Stock Option Plan. (Filed as an exhibit to
                            Astrotech's Registration Statement on Form S-8 (No.
                            33-3360) and incorporated herein by reference).
         10.19           -- 1989 Stock Incentive Plan. (Filed as an exhibit to
                            Astrotech's Registration Statement on Form S-8 (No.
                            33-2975) and incorporated herein by reference).
         10.20           -- The 1994 Stock Option Plan for the Employees of BMT.
                            (Filed as an exhibit to Astrotech's Registration
                            Statement on Form S-8 (No. 33-85106) and incorporated
                            herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.21           -- 1995 Non-Employee Directors' Stock Option Plan. (Filed as
                            an exhibit to Astrotech's Proxy Statement of Astrotech
                            for the Annual Meeting of Shareholders filed on or about
                            April 10, 1995 and incorporated herein by reference).
         10.22           -- Lease, dated August 13, 1997 among Beaumont Franklin
                            Street Properties, L.L.C., Neches Street Properties,
                            L.L.C. and Exell. (Filed as an exhibit to Form 8-K dated
                            August 28, 1997 and incorporated herein by reference).
         10.23           -- Lease Agreement dated May 25, 1994, between Halligan and
                            Labbe Enterprises, L.L.C. and Amerex Industries, Inc.
                            (Filed as an exhibit to Form 10-K for the year ended
                            December 31, 1994 and incorporated herein by reference).
         10.24           -- License and Technical Assistance Agreement dated August
                            28, 1991, between Interel Environmental Technologies,
                            Inc. and Heinrich Luhr Staubtechnik GmbH & Co. (Filed as
                            an exhibit to Form S-1 (No. 33-44205) and incorporated
                            herein by reference).
        *23.1            -- Consent of Arthur Andersen LLP.
        *23.2            -- Consent of Coopers & Lybrand, L.L.P.
        *27              -- Financial Data Schedule.

---------------

* Filed herewith.