Form 10-K/A
period 1997-12-31
ITEQ INC
filed 1998-04-02
CIK 868755

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                 FORM 10-K/A-1

                                 -------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

                       Commission File Number: 0-27986

                                   ITEQ, INC.
             (exact name of registrant as specified in its charter)

          DELAWARE                                        41-1667001
   (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                           Identification No.)

                         2727 ALLEN PARKWAY, SUITE 760
                              HOUSTON, TEXAS 77019
          (Address of principal executive offices, including zip code)

                                 (713) 285-2700
              (Registrant's telephone number, including area code)

                         --------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                  ON WHICH REGISTERED
                    -------------------                  -------------------


         COMMON STOCK, $.001 PAR VALUE             NASDAQ NATIONAL MARKET SYSTEM

          Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 18, 1998 was $288,434,136. As of March 18, 1998, there were 27,044,442 shares of Common Stock, $.001 par value, outstanding.

          Documents incorporated by reference. Certain portions of the registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated in Part III by reference.

================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    ITEQ, INC.


                                    By: /s/ MARK E. JOHNSON
                                        --------------------------------
                                            Mark E. Johnson,
                                            Chairman of the Board and
                                            Chief Executive Officer


Date: April 2, 1998

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
         10.21           -- 1995 Non-Employee Directors' Stock Option Plan. (Filed as
                            an exhibit to Astrotech's Proxy Statement of Astrotech
                            for the Annual Meeting of Shareholders filed on or about
                            April 10, 1995 and incorporated herein by reference).
         10.22           -- Lease, dated August 13, 1997 among Beaumont Franklin
                            Street Properties, L.L.C., Neches Street Properties,
                            L.L.C. and Exell. (Filed as an exhibit to Form 8-K dated
                            August 28, 1997 and incorporated herein by reference).
         10.23           -- Lease Agreement dated May 25, 1994, between Halligan and
                            Labbe Enterprises, L.L.C. and Amerex Industries, Inc.
                            (Filed as an exhibit to Form 10-K for the year ended
                            December 31, 1994 and incorporated herein by reference).
         10.24           -- License and Technical Assistance Agreement dated August
                            28, 1991, between Interel Environmental Technologies,
                            Inc. and Heinrich Luhr Staubtechnik GmbH & Co. (Filed as
                            an exhibit to Form S-1 (No. 33-44205) and incorporated
                            herein by reference).
        *21.1            -- List of Subsidiaries of the Registrant.
         23.1            -- Consent of Arthur Andersen LLP.
         23.2            -- Consent of Coopers & Lybrand, L.L.P.
         27              -- Financial Data Schedule.

---------------

* Filed herewith.