Form 10-Q
period 1998-03-31
ITEQ INC
filed 1998-05-11
CIK 868755

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

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                   27,166,373
           (Shares of common stock outstanding as of April 29, 1998)

================================================================================

                                   ITEQ, INC.

                                   FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1998

                                                                         PAGE
                                                                         ----
PART I -- FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of December 31, 1997 and
              March 31, 1998
              (unaudited)............................................      3
           Consolidated Statements of Operations for the Three Months
              Ended March 31, 1997 (unaudited) and 1998
              (unaudited)............................................      4
           Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1997 (unaudited) and 1998
              (unaudited)............................................      5
           Notes to Consolidated Financial Statements (unaudited)....      6
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................      9
PART II -- OTHER INFORMATION.........................................     12

                                   ITEQ, INC.

                          CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1997 AND MARCH 31, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,     MARCH 31,
                                                                  1997            1998
                                                              ------------    ------------
                                                                              (UNAUDITED)
                                          ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................    $  9,681        $  5,958
Due on contracts and other receivables, net.................      72,140          62,763
Unbilled revenues...........................................         741           1,612
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................      30,164          34,909
Inventories.................................................      13,138          14,721
Prepaid expenses, deposits and other assets.................       3,538           3,293
Deferred tax asset..........................................       7,589           5,411
Assets held for sale........................................       2,925           2,925
                                                                --------        --------
          Total current assets..............................     139,916         131,592
Property and equipment, net.................................      42,198          42,176
Other assets, net...........................................      79,373          78,610
                                                                --------        --------
          TOTAL ASSETS......................................    $261,487        $252,378
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................    $ 24,861        $ 24,746
Accrued liabilities
  Job costs.................................................       9,498           5,614
  Accrued compensation and benefits.........................       6,077           6,230
  Accrued expenses and other current liabilities............      25,634          18,106
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................       8,194           6,358
Progress billings...........................................         579           1,334
Current maturities of long-term debt........................         104              28
Income taxes payable........................................         438             438
                                                                --------        --------
          Total current liabilities.........................      75,385          62,854
LONG-TERM LIABILITIES
Long-term obligations, less current maturities..............      89,954          88,974
Deferred tax liability......................................       4,760           4,760
                                                                --------        --------
          Total Liabilities.................................     170,099         156,588
                                                                --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares authorized, no
  shares issued or outstanding..............................          --              --
Common stock, $.001 par value, 40,000 shares authorized:
  26,912 and 27,079 shares issued and outstanding at
  December 31, 1997 and March 31, 1998, respectively........          27              27
Additional paid-in capital..................................     119,823         120,462
Retained earnings (deficit).................................     (27,644)        (23,791)
Translation adjustment......................................        (818)           (908)
                                                                --------        --------
          Total Stockholders' Equity........................      91,388          95,790
                                                                --------        --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $261,487        $252,378
                                                                ========        ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
Revenues....................................................  $74,079    $83,683
Cost of revenues............................................   56,956     63,360
Selling, general and administrative expenses................    9,877     10,674
Depreciation and amortization...............................    1,718      1,941
Merger, acquisition and restructuring costs.................       --        194
                                                              -------    -------
          Operating profit..................................    5,528      7,514
                                                              -------    -------
Interest expense, net.......................................   (1,857)    (1,591)
Miscellaneous income, net...................................      113        144
                                                              -------    -------
Earnings from continuing operations before income tax
  provision.................................................    3,784      6,067
Income tax provision........................................    1,521      2,214
                                                              -------    -------
Earnings from continuing operations.........................    2,263      3,853
                                                              -------    -------
Loss from discontinued operations, net of income tax
  benefit...................................................     (358)        --
                                                              -------    -------
Net earnings................................................  $ 1,905    $ 3,853
                                                              =======    =======
BASIC EARNINGS (LOSS) PER SHARE:
Earnings from continuing operations.........................  $  0.11    $  0.14
Loss from discontinued operations...........................  $ (0.02)   $    --
                                                              -------    -------
Net earnings per common share...............................  $  0.09    $  0.14
                                                              =======    =======
Weighted average common shares outstanding..................   20,831     26,984
                                                              =======    =======
DILUTED EARNINGS (LOSS) PER SHARE:
Earnings from continuing operations.........................  $  0.10    $  0.14
Loss from discontinued operations...........................  $ (0.01)   $    --
                                                              -------    -------
Net earnings per common share...............................  $  0.09    $  0.14
                                                              =======    =======
Weighted average common and common equivalent shares
  outstanding...............................................   21,805     28,497
                                                              =======    =======

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................................  $  1,905    $  3,853
Adjustments to reconcile net earnings to net cash provided
  (used) by operating activities:
  Non-cash interest.........................................       218          39
  Depreciation and amortization.............................     1,793       1,941
  Provision for deferred income taxes.......................       917       2,178
  Changes in assets and liabilities:
     Due on contracts and other receivables.................     2,749       8,488
     Inventories............................................     4,306      (1,562)
     Costs and estimated earnings in excess of billings on
      uncompleted contracts.................................    (3,413)     (4,832)
     Prepaid expenses, deposits and other assets............       305         353
     Accounts payable and accrued liabilities...............    (3,511)    (11,642)
     Billings in excess of costs and estimated earnings on
      uncompleted contracts.................................     1,418      (1,629)
     Progress billings......................................     1,359         755
     Other..................................................      (419)       (129)
                                                              --------    --------
          Net cash provided (used) by operating
            activities......................................     7,627      (2,187)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Contingent purchase consideration paid......................    (2,190)         --
Cash received from sales of land, building & equipment......        11          --
Purchases of property and equipment.........................    (1,237)     (1,227)
                                                              --------    --------
          Net cash used by investing activities.............    (3,416)     (1,227)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term obligations...........................   (19,791)       (980)
Net borrowings (payments) under line of credit..............    11,500          --
Proceeds from exercise of stock options and warrants........     1,240         639
Other.......................................................       (67)         --
                                                              --------    --------
          Net cash used by financing activities.............    (7,118)       (341)
                                                              --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        41          32
                                                              --------    --------
Net decrease in cash and cash equivalents...................    (2,866)     (3,723)
Cash and cash equivalents, beginning of period..............     6,331       9,681
                                                              --------    --------
Cash and cash equivalents, end of period....................  $  3,465    $  5,958
                                                              ========    ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- BASIS OF PRESENTATION

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

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1997 and 1998, and the cash flows for the three months ended March 31, 1997 and 1998.

     The unaudited consolidated financial statements include the accounts of ITEQ, Inc. and its wholly-owned subsidiaries ("ITEQ" or the "Company"). Significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period's consolidated financial statements to conform with the current period presentation.

     Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares of common stock outstanding for diluted EPS includes the dilutive effect of common stock equivalents. The only reconciling difference between the numerators and denominators for basic and diluted earnings per share is the impact of common stock options and warrants outstanding calculated using the treasury stock method.

     The Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that all items required to be recognized under this standard as components of comprehensive income, such as the Company's foreign currency translation adjustments, be reported in a financial statement. The Company's comprehensive income was as follows:

                                                                 THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
Net income..................................................  $ 1,905    $ 3,853
Foreign currency translation adjustments....................     (425)       (90)
                                                              -------    -------
Total.......................................................  $ 1,480    $ 3,763
                                                              =======    =======

NOTE 2 -- DUE ON CONTRACTS AND OTHER RECEIVABLES

     At December 31, 1997, and March 31, 1998, due on contracts and other receivables consist of:

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997          1998
                                                              ------------    ---------
Billings on completed contracts and contracts in progress...    $68,522        $59,695
Retained contract receivables...............................      4,599          4,059
Allowance for doubtful accounts.............................       (981)          (991)
                                                                -------        -------
          Total.............................................    $72,140        $62,763
                                                                =======        =======

NOTE 3 -- INVENTORIES

     Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, purchased parts and equipment held for resale and are valued at

                                   ITEQ, INC.

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the lower of cost or market. Cost is determined by the average cost for materials and the first-in, first-out (FIFO) method for purchased parts. At December 31, 1997 and March 31, 1998, inventories consist of the following:

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997          1998
                                                              ------------    ---------
Raw materials...............................................    $ 6,910        $ 7,148
Work in progress............................................      5,027          6,954
Finished goods..............................................      1,201            619
                                                                -------        -------
          Total.............................................    $13,138        $14,721
                                                                =======        =======

NOTE 4 -- OTHER ASSETS

     At December 31, 1997 and March 31, 1998, other assets consist of the following:

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997          1998
                                                              ------------    ---------
Excess of costs over net assets acquired, net of accumulated amortization, of $7,787 and $8,383 at December 31, 1997
  and March 31, 1998, respectively..........................    $65,867        $65,232
Licenses, trademarks and tradenames, net of accumulated
  amortization of $1,639 and $1,693 at December 31, 1997 and
  March 31, 1998, respectively..............................     11,607         11,497
Other.......................................................      1,899          1,881
                                                                -------        -------
          Total.............................................    $79,373        $78,610
                                                                =======        =======

NOTE 5 -- BUSINESS ACQUISITIONS

     On October 28, 1997, the Company issued approximately 9,541 shares of ITEQ common stock in exchange for all the outstanding shares of Astrotech International Corporation ("Astrotech") common stock. The merger has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Astrotech. In addition, all outstanding options to purchase Astrotech common stock were converted into options to purchase shares of ITEQ common stock, as adjusted for the exchange ratio. In connection with the merger, the Company amended and restated its Certificate of Incorporation to, among other things, increase its authorized shares of common stock from 30,000 to 40,000.

NOTE 6 -- MERGER, ACQUISITION AND RESTRUCTURING COSTS

     Merger, acquisition and restructuring costs of $194 for the three months ended March 31, 1998 relate to the terminated purchase agreement with Matrix Service Company.

NOTE 7 -- DISCONTINUED OPERATIONS

     During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary.

     Certain of the net assets of Allied's operations will be liquidated as remaining orders in process are completed. The estimated completion date of the net asset liquidation is the third quarter of 1998. The Allied facility will not be disposed of as it will be used in the Company's facility consolidation effort. The net assets of Allied of $3,789 are included in the March 31, 1998 consolidated balance sheet. Management believes the recorded liability for the estimated loss on disposal of discontinued operations is adequate. The adequacy of this liability is evaluated each quarter.

                                   ITEQ, INC.

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Operating losses during the phase out period have been included in the loss on disposal of discontinued operations. Losses before taxes of $2,556 have been incurred through March 31, 1998. The loss from discontinued operations included in the statement of operations is reflected net of the effective income tax rate for the applicable period. Interest expense has been allocated based on intercompany debt balances. After-tax interest expense of $193 has been included in the estimated loss on disposal. Discontinued operations have not been separated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of operations.

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

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

     Revenues

     Revenues for the three months ended March 31, 1998 increased $9,604 to $83,683 from $74,079 for the three months ended March 31, 1997 primarily due to the May 1997 acquisition of Trusco Tank, Inc. ("Trusco") and the August 1997 acquisition of Exell, Inc. ("Exell").

     Cost of Revenues

     Cost of revenues for the three months ended March 31, 1998 increased $6,404 to $63,360 primarily due to the Trusco and Exell acquisitions.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $797 to $10,674 from $9,877 which was primarily attributable to the Trusco and Exell acquisitions.

     Depreciation and Amortization

     Depreciation and amortization expense for the three months ended March 31, 1998 increased $223 to $1,941 primarily due to the Trusco and Exell acquisitions.

     Interest Expense, net

     Interest expense for the three months ended March 31, 1998 and 1997 was $1,591 and $1,857, respectively. The decrease in interest expense reflects the application of the net proceeds of the May 1997 stock offering to reduce debt and the refinancing of existing credit facilities in October 1997 in connection with the merger with Astrotech International Corporation ("Astrotech").

     Income Taxes

     The effective tax rate for the three months ended March 31, 1998 and 1997 was approximately 37% and 40%, respectively.

     Discontinued Operations and Extraordinary Loss

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

     The loss from discontinued operations for the three months ended March 31, 1997 was $358, net of $174 income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's cash position was $5,958 compared with $9,681 at December 31, 1997. Net working capital at March 31, 1998 was $68,738 compared to $64,531 at December 31, 1997.

     The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. The Company's operating activities used $2,187 in cash during the three months ended March 31, 1998.

     The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases and indebtedness, and capital required for future acquisitions. The Company's general working capital requirements consist of salary costs and related overhead and the purchase price of materials and components, and may also include subcontracts with respect to which such costs are incurred. Management anticipates that the Company will make capital expenditures of approximately $6,000 in 1998 as compared to approximately $5,377 in 1997.

     In November 1996, the Company amended its principal credit agreement to increase its maximum borrowings in conjunction with the Ohmstede, Inc. acquisition. The financing consisted of a $35,000 term loan and a $38,000 revolving line of credit facility. In May 1997, the Company sold approximately 5,058 shares of common stock and used the net proceeds (approximately $31,795) to reduce debt. In addition to the bank financing, in November 1996, the Company issued Senior Subordinated Notes ("Subordinated Notes") to two institutional lenders in an aggregate amount of $15,000. The Subordinated Notes were scheduled to mature November 18, 2003, and bore interest at an initial rate of 12%. As additional consideration, the Subordinated Note holders received warrants to purchase an aggregate of 1,760 shares of the Company's common stock at $5.10 per share, subject to adjustment. The warrants may be exercised at any time prior to expiration on November 18, 2003. Approximately $2,300 of warrant value was reflected as equity and as debt discount that was being amortized as additional interest expense over the seven year life of the Subordinated Notes. In 1997, the Company repaid the Subordinated Notes and refinanced its then existing revolving credit facility which resulted in an extraordinary charge of approximately $3,080, net of an estimated tax benefit of $1,732.

     In October 1997, in connection with the merger with Astrotech, the Company refinanced its and Astrotech's existing credit facilities under a new non-amortizing revolving credit facility with various financial institutions with a commitment amount of up to $175,000 maturing in October 2002 and bearing interest, at the Company's option, at BankBoston, N.A.'s ("BankBoston") customary base rate or at BankBoston's Eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to 2.5% for the applicable base rate margin, and from 1% to 1.75% for the applicable Eurodollar rate margin. The new credit facility is secured by substantially all of the assets of the Company, a pledge of the stock of the Company's domestic subsidiaries and guarantees entered into by such subsidiaries.

     The Company's principal credit facility requires the Company to maintain certain levels of working capital and stockholders' equity and contains other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness and to make acquisitions and certain investments. At March 31, 1998, the Company was in compliance with the provisions of its loan agreements.

     Except with respect to funding any future acquisitions, management believes that funds available under its credit facilities, together with cash generated from operations, will be sufficient to meet the Company's anticipated cash requirements for 1998. Management further believes that the Company could obtain additional capital to make acquisitions primarily through either issuances of common or preferred stock or debt or lease financing, although no assurance can be given with respect to whether such financing would be available when required or whether such financing can be obtained on terms acceptable to the Company.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in the preceding discussion regarding the Company's financial position, business strategy, and plans of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS:

         3.1             -- Amended and Restated Certificate of Incorporation of the
                            Registrant. (Filed as Appendix E to the Joint Proxy
                            Statement/Prospectus of the Registrant and Astrotech on
                            October 3, 1997 and incorporated herein by reference).
         3.2             -- Amended and Restated Bylaws of the Registrant. (Filed as
                            an exhibit to Form 10-Q for the quarter ended September
                            30, 1997 and incorporated herein by reference).
         4.1             -- See Exhibits 3.1 and 3.2 for provisions of the
                            Certificate of Incorporation and Bylaws of the Registrant
                            defining the rights of holders of Common Stock.
         4.2             -- Revolving Credit Agreement dated as of October 28, 1997 by and among the Registrant, the Guarantors and various
                            lending institutions including Deutsche Bank AG as
                            Documentation Agent and BankBoston, N.A. as Agent. (Filed
                            as an exhibit to Form 10-Q for the quarter ended
                            September 30, 1997 and incorporated herein by reference).
         4.3             -- Warrant Agreement, dated November 18, 1996, between the
                            Registrant and International Mezzanine Capital, B.V.
                            ("Mezzanine"). (Filed as an exhibit to Form 8-K dated
                            December 5, 1996 and incorporated herein by reference).
         4.4             -- Warrant Agreement dated November 18, 1996, between the
                            Registrant and First Commerce Corporation ("First
                            Commerce")). (Filed as an exhibit to Form 8-K dated
                            December 5, 1996 and incorporated herein by reference).
         4.5             -- Registration Rights Agreement dated November 18, 1996,
                            among the Registrant, Mezzanine, and First Commerce.
                            (Filed as an exhibit to Form 8-K dated December 5, 1996
                            and incorporated herein by reference).
         4.6             -- Warrant Agreement, dated April 24, 1996, between the
                            Registrant and Sanders Morris Mundy, Inc. (Filed as an
                            exhibit to Form 10-Q for the quarter ended September 30,
                            1996 and incorporated herein by reference).
       *27               -- Financial Data Schedule.

---------------

* Filed herewith.

     (b) REPORTS ON FORM 8-K.

     The Company filed the following reports on Form 8-K during the first quarter of 1998:

     - Form 8-K dated January 20, 1998 with respect to the termination of the purchase agreement with Matrix Service Company.

     - Form 8-K dated March 9, 1998 with respect to the Company's review of strategic alternatives to maximize shareholder value.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ITEQ, Inc.

                                                 /s/ LAWRANCE W. MCAFEE
                                            ------------------------------------
                                                     Lawrance W. McAfee
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 11, 1998

                                                /s/ KATHRYN S. HENDERSON
                                            ------------------------------------
                                                    Kathryn S. Henderson
                                                    Corporate Controller

Date: May 11, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
    3.1    -- Amended and Restated Certificate of Incorporation of the
              Registrant. (Filed as Appendix E to the Joint Proxy
              Statement/Prospectus of the Registrant and Astrotech on
              October 3, 1997 and incorporated herein by reference).
    3.2    -- Amended and Restated Bylaws of the Registrant. (Filed as
              an exhibit to Form 10-Q for the quarter ended September
              30, 1997 and incorporated herein by reference).
    4.1    -- See Exhibits 3.1 and 3.2 for provisions of the
              Certificate of Incorporation and Bylaws of the Registrant
              defining the rights of holders of Common Stock.
    4.2    -- Revolving Credit Agreement dated as of October 28, 1997 by and among the Registrant, the Guarantors and various
              lending institutions including Deutsche Bank AG as
              Documentation Agent and BankBoston, N.A. as Agent. (Filed
              as an exhibit to Form 10-Q for the quarter ended
              September 30, 1997 and incorporated herein by reference).
    4.3    -- Warrant Agreement, dated November 18, 1996, between the
              Registrant and International Mezzanine Capital, B.V.
              ("Mezzanine"). (Filed as an exhibit to Form 8-K dated
              December 5, 1996 and incorporated herein by reference).
    4.4    -- Warrant Agreement dated November 18, 1996, between the
              Registrant and First Commerce Corporation ("First
              Commerce")). (Filed as an exhibit to Form 8-K dated
              December 5, 1996 and incorporated herein by reference).
    4.5    -- Registration Rights Agreement dated November 18, 1996,
              among the Registrant, Mezzanine, and First Commerce.
              (Filed as an exhibit to Form 8-K dated December 5, 1996
              and incorporated herein by reference).
    4.6    -- Warrant Agreement, dated April 24, 1996, between the
              Registrant and Sanders Morris Mundy, Inc. (Filed as an
              exhibit to Form 10-Q for the quarter ended September 30,
              1996 and incorporated herein by reference).
  *27      -- Financial Data Schedule.

---------------

* Filed herewith.