Form 10-Q
period 1998-06-30
ITEQ INC
filed 1998-08-11
CIK 868755

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

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27986


                                   ITEQ, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    41-1667001
     (State or other jurisdiction of                   (I.R.S.Employer
     incorporation or organization)                  Identification No.)



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

                                   28,157,592
            (Shares of common stock outstanding as of July 28, 1998)


================================================================================

                                   ITEQ, INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1998

                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS
                  Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998
                      (unaudited)                                                                 3
                  Consolidated Statements of Operations for the Three and Six Months Ended
                      June 30, 1997 (unaudited) and 1998 (unaudited)                              4
                  Consolidated Statements of Cash Flows for the  Six Months Ended
                      June 30, 1997 (unaudited) and 1998 (unaudited)                              5
                  Notes to Consolidated Financial Statements (unaudited)                          6

ITEM 2:           MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                            10

PART II - OTHER INFORMATION                                                                      15

                                   ITEQ, INC.

                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1997 AND JUNE 30, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               DECEMBER 31,    JUNE 30,
                                                                                   1997          1998
                                                                               ------------   -----------
                                         ASSETS                                               (UNAUDITED)
CURRENT ASSETS
Cash and cash equivalents                                                       $   9,681      $   3,095
Due on contracts and other receivables, net                                        72,140         75,255
Unbilled revenues                                                                     741          1,483
Costs and estimated earnings in excess of billings on uncompleted contracts        30,164         35,454
Inventories                                                                        13,138         17,866
Prepaid expenses, deposits and other assets                                         3,538          5,271
Deferred tax asset                                                                  7,589          4,362
Assets held for sale                                                                2,925          2,925
                                                                                ---------      ---------
                Total current assets                                              139,916        145,711
Property and equipment, net                                                        42,198         50,673
Other assets, net                                                                  79,373         99,374
                                                                                ---------      ---------
               TOTAL ASSETS                                                     $ 261,487      $ 295,758
                                                                                =========      =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                $  24,861      $  23,363
Accrued liabilities
     Job costs                                                                      9,498          6,833
     Accrued compensation and benefits                                              6,077          4,743
     Accrued expenses and other current liabilities                                25,634         19,170
Billings in excess of costs and estimated earnings on uncompleted contracts         8,194          6,440
Progress billings                                                                     579          1,076
Current maturities of long-term debt                                                  104             81
Income taxes payable                                                                  438            438
                                                                                ---------      ---------
              Total current liabilities                                            75,385         62,144
LONG-TERM LIABILITIES
Long-term obligations, less current maturities                                     89,954        120,302
Deferred tax liability                                                              4,760          4,760
                                                                                ---------      ---------
              Total Liabilities                                                   170,099        187,206
                                                                                ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares authorized, no shares issued
     or outstanding                                                                    --             --
Common stock, $.001 par value, 40,000 shares authorized:
     26,912 shares issued and outstanding at December 31, 1997 and
     28,287 shares issued at June 30, 1998                                             27             28
Additional paid-in capital                                                        119,823        130,755
Treasury stock, at cost, 121 shares at June 30, 1998                                   --           (874)
Retained earnings (deficit)                                                       (27,644)       (20,289)
Translation adjustment                                                               (818)        (1,068)
                                                                                ---------      ---------
             Total Stockholders' Equity                                            91,388        108,552
                                                                                ---------      ---------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 261,487      $ 295,758
                                                                                =========      =========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                         ------------------------      ------------------------
                                                           1997           1998           1997            1998
                                                         ---------      ---------      ---------      ---------
Revenues                                                 $  78,210      $  91,210      $ 152,289      $ 174,893
Cost of revenues                                            60,052         70,609        117,008        133,969
Selling, general and administrative expenses                10,425         10,299         20,302         20,973
Depreciation and amortization                                1,882          2,043          3,600          3,984
Merger and acquisition costs                                    --            845             --          1,039
                                                         ---------      ---------      ---------      ---------
         Operating profit                                    5,851          7,414         11,379         14,928
                                                         ---------      ---------      ---------      ---------
Interest expense, net                                       (1,540)        (1,386)        (3,397)        (2,977)
Miscellaneous income, net                                      124            203            237            347
                                                         ---------      ---------      ---------      ---------
Earnings from continuing operations
     before income tax provision                             4,435          6,231          8,219         12,298
Income tax provision                                         1,648          2,274          3,169          4,488
                                                         ---------      ---------      ---------      ---------
Earnings from continuing operations                          2,787          3,957          5,050          7,810
                                                         ---------      ---------      ---------      ---------
Loss from discontinued operations, net of income tax
   benefit                                                    (466)          (455)          (824)          (455)
                                                         ---------      ---------      ---------      ---------
Net earnings                                             $   2,321      $   3,502      $   4,226      $   7,355
                                                         =========      =========      =========      =========
BASIC EARNINGS (LOSS) PER SHARE:
Earnings from continuing operations                      $     .12      $     .15      $     .23      $     .29
Loss from discontinued operations                        $    (.02)     $    (.02)     $    (.04)     $    (.02)
                                                         ---------      ---------      ---------      ---------
Net earnings per common share                            $     .10      $     .13      $     .19      $     .27
                                                         =========      =========      =========      =========
Weighted average common shares outstanding                  23,053         27,422         21,949         27,205
                                                         =========      =========      =========      =========
DILUTED EARNINGS (LOSS) PER SHARE:
Earnings from continuing operations                      $     .12      $     .14      $     .22      $     .28
Loss from discontinued operations                        $    (.02)     $    (.02)     $    (.04)     $    (.02)
                                                         ---------      ---------      ---------      ---------
Net earnings per common share                            $     .10      $     .12      $     .18      $     .26
                                                         =========      =========      =========      =========
Weighted average common and common
     Equivalent shares outstanding                          24,363         28,798         22,881         28,634
                                                         =========      =========      =========      =========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                          1997          1998
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                            $  4,226      $  7,355
Adjustments to reconcile net earnings to net cash provided (used)
     by operating activities:
     Non-cash interest                                                       436            80
     Depreciation and amortization                                         3,797         3,984
     Provision for deferred income taxes                                   1,465         3,694
     Changes in assets and liabilities:
          Due on contracts and other receivables                             135           668
          Inventories                                                      5,218        (1,854)
          Costs and estimated earnings in excess of billings on
               uncompleted contracts                                        (297)       (5,304)
          Prepaid expenses, deposits and other assets                       (440)       (1,600)
          Accounts payable and accrued liabilities                        (7,579)      (19,207)
          Billings in excess of costs and estimated earnings on
               uncompleted contracts                                         872        (1,743)
          Progress billings                                                  239           497
          Other                                                             (613)         (617)
                                                                        --------      --------
               Net cash provided by operating activities                   7,459       (14,047)
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquired businesses, net of cash acquired                  (10,958)      (23,055)
Contingent purchase consideration paid                                    (2,190)           --
Cash received from sales of land, buildings & equipment                       82            --
Purchases of property and equipment                                       (2,139)       (2,524)
                                                                        --------      --------
               Net cash used by investing activities                     (15,205)      (25,579)
                                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term obligations                                          1,000            --
Net borrowings (payments) under line of credit                           (27,411)       31,648
Net proceeds from common stock offering                                   31,795            --
Proceeds from exercise of stock options and warrants                       1,568         2,495
Purchase of treasury stock                                                    --          (874)
Other                                                                         (8)           --
                                                                        --------      --------
               Net cash provided by financing activities                   6,944        33,269
                                                                        --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (67)         (229)
                                                                        --------      --------
Net decrease in cash and cash equivalents                                   (869)       (6,586)
Cash and cash equivalents, beginning of period                             6,331         9,681
                                                                        --------      --------
Cash and cash equivalents, end of period                                $  5,462      $  3,095
                                                                        ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Common stock issued as part of purchase price of GLM                    $     --      $  8,438

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

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1997 and 1998, and the cash flows for the six months ended June 30, 1997 and 1998.

         The unaudited consolidated financial statements include the accounts of ITEQ, Inc. and its wholly-owned subsidiaries ("ITEQ" or the "Company"). Significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period's consolidated financial statements to conform with the current period presentation.

         Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Weighted average number of shares of common stock outstanding for diluted earnings per share includes the dilutive effect of common stock equivalents. The only reconciling difference between the numerators and denominators for basic and diluted earnings per share is the impact of common stock options and warrants outstanding calculated using the treasury stock method.

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

                                     Three Months                Six Months
                                    Ended June 30,             Ended June 30,
                                 --------------------      ---------------------
                                  1997         1998         1997         1998
                                 -------      -------      -------      -------
Net Income                       $ 2,321      $ 3,502      $ 4,226      $ 7,355
Foreign currency
     translation adjustments         (85)        (160)        (510)        (250)
                                 -------      -------      -------      -------
     Total                       $ 2,236      $ 3,342      $ 3,716      $ 7,105
                                 =======      =======      =======      =======

                                   ITEQ. INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 - DUE ON CONTRACTS AND OTHER RECEIVABLES

         At December 31, 1997, and June 30, 1998, due on contracts and other receivables consist of the following:

                                                                   December 31,    June 30,
                                                                       1997          1998
                                                                   ------------    --------
       Billings on completed contracts and contracts in progress     $ 68,522      $ 71,744
       Retained contract receivables                                    4,599         4,339
       Allowance for doubtful accounts                                   (981)         (828)
                                                                     --------      --------
                     Total                                           $ 72,140      $ 75,255
                                                                     ========      ========

NOTE 3 - INVENTORIES

         Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, and purchased parts and are valued at the lower of cost or market. Cost is determined by the average cost for materials and the first-in, first-out (FIFO) method for purchased parts. At December 31, 1997 and June 30, 1998, inventories consist of the following:

                                                                   December 31,      June 30,
                                                                       1997            1998
                                                                   ------------      --------
       Raw materials                                                  $ 6,910        $ 7,114
       Work in progress                                                 5,027         10,176
       Finished goods                                                   1,201            576
                                                                      -------        -------
                      Total                                           $13,138        $17,866
                                                                      =======        =======

NOTE 4 - OTHER ASSETS

         At December 31, 1997 and June 30, 1998, other assets consist of the following:

                                                                   December 31,     June 30,
                                                                      1997            1998
                                                                   ------------     --------
Excess of costs over net assets acquired, net of accumulated amortization of $7,787 and $ 8,959 at December 31, 1997
   and June 30, 1998, respectively                                   $65,867        $86,567

Licenses, trademarks and tradenames, net of accumulated
   amortization of $1,639 and $1,910 at December 31, 1997 and
   June 30, 1998, respectively                                        11,607         11,280
Other                                                                  1,899          1,527
                                                                     -------        -------
         Total                                                       $79,373        $99,374
                                                                     =======        =======

NOTE 5 - BUSINESS ACQUISITIONS

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

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



purchase shares of ITEQ common stock, as adjusted for the exchange ratio. In connection with the merger, the Company amended and restated its Certificate of Incorporation to, among other things, increase its authorized shares of common stock from 30,000 to 40,000.

         Effective April 1, 1998, the Company purchased the assets of Reliable Steel Fabricators, Inc. ("Reliable") for approximately $4,000 in cash. This acquisition has been accounted for as a purchase, and accordingly, the results of operations have been included in the Company's financial statements from April 1, 1998 forward. Reliable is a manufacturer of storage tanks serving the Pacific Northwest.

         Effective June 1, 1998, the Company purchased the assets of G.L.M. Tanks and Equipment, Ltd. ("GLM"), a Canadian company, for a total purchase price of approximately $28,500, consisting of 796 shares of the Company's common stock, valued at approximately $8,400, and cash consideration of approximately $20,100. This acquisition has been accounted for as a purchase, and accordingly, the results of operations have been included in the Company's financial statements from June 1, 1998 forward. GLM is a manufacturer of storage tanks and process equipment in western Canada.

NOTE 6 - MERGER AND ACQUISITION COSTS

         Merger, acquisition and restructuring costs of $194 for the three months ended March 31, 1998 relate to the terminated purchase agreement with Matrix Service Company. Merger and acquisition costs of $845 for the three months ended June 30, 1998 relate primarily to the termination of the proposed tender offer for McConnell Dowell Corporation Limited.

NOTE 7 - DISCONTINUED OPERATIONS

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Certain of the net assets of Allied's operations will be liquidated as remaining orders in process are completed. The estimated completion date of the net asset liquidation is the third quarter of 1998. The net assets of Allied of $ 3,075 are included in the June 30, 1998 consolidated balance sheet. Management believes the recorded liability for the estimated loss on disposal of discontinued operations is adequate. The adequacy of this liability is evaluated each quarter.

         Operating losses during the phase out period have been included in the loss on disposal of discontinued operations. Losses before tax of $3,454 have been incurred through June 30, 1998. The loss from discontinued operations included in the statement of operations is reflected net of the effective income tax rate for the applicable period. Interest expense has been allocated based on intercompany debt balances. After-tax interest expense of $262 has been included in the estimated loss on disposal for the six months ended June 30, 1998. Discontinued operations have not been separated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of operations. The discontinued operations accrual was increased by $455, net of $256 income tax benefit, in the second quarter of 1998.

NOTE 8 - COMMON STOCK

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

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Revenues

         Revenues for the three months ended June 30, 1998 increased $13,000 to $91,210 from $78,210 for the three months ended June 30, 1997 primarily due to the May 1997 acquisition of Trusco Tank, Inc. ("Trusco") and the August 1997 acquisition of Exell, Inc. ("Exell"), the April 1998 acquisition of Reliable Steel Fabricators, Inc. ("Reliable") and the June 1998 acquisition of G.L.M. Tanks and Equipment, Ltd. ("GLM"), and internal growth of the storage systems group, partially offset by decreased revenues for the filtration group and Graver Tank & Mfg. Co. Inc. ("Graver").

         Cost of Revenues

         Cost of revenues for the three months ended June 30, 1998 increased $10,557 to $70,609 from $60,052 primarily due to the increased revenues as discussed above.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended June 30, 1998 decreased by $126 to $10,299 from $10,425.

         Depreciation and Amortization

         Depreciation and amortization expense for the three months ended June 30, 1998 increased from $1,882 to $2,043 primarily due to the Trusco, Exell, Reliable and GLM acquisitions.

         Merger and Acquisition Costs

         Merger and acquisition costs of $845 for the three months ended June 30, 1998 relate primarily to the termination of the proposed tender offer for McConnell Dowell Corporation Limited.

         Interest Expense, net

         Interest expense for the three months ended June 30, 1998 and 1997 was $1,386 and $1,540, respectively. The decrease in interest expense reflects the application of the net proceeds of the May 1997 stock offering to reduce debt and the refinancing of existing credit facilities in October 1997 in connection with the merger with Astrotech International Corporation ("Astrotech").

         Income Taxes

         The effective tax rate for the three months ended June 30, 1998 and 1997 was approximately 36% and 37%, respectively.

         Discontinued Operations

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Certain of the net assets of Allied's operations will be liquidated as remaining orders in process are completed. The estimated completion date of the net asset liquidation is the third quarter of 1998. The loss from discontinued operations for the three months ended June 30, 1997 and June 30, 1998 was $466 and $455, respectively, net of $259 and $256 income tax benefit, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Revenues

         Revenues for the six months ended June 30, 1998 increased $22,604 to $174,893 from $152,289 for the six months ended June 30, 1997 primarily due to the May 1997 acquisition of Trusco, the August 1997 acquisition of Exell, the April 1998 acquisition of Reliable and the June 1998 acquisition of GLM, and internal growth of the storage systems group, partially offset by decreased revenues for the filtration group and Graver.

         Cost of Revenues

         Cost of revenues for the six months ended June 30, 1998 increased $16,961 to $133,969 from $117,008 primarily due to the increased revenues as discussed above.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the six months ended June 30, 1998 increased by $671 to $20,973 from $20,302 which was primarily attributable to acquisitions.

         Depreciation and Amortization

         Depreciation and amortization expense for the six months ended June 30, 1998 increased by $384 from $3,600 to $3,984 primarily due to the above mentioned acquisitions.

         Merger and Acquisition Costs

         Merger and acquisition costs of $1,039 for the six months ended June 30, 1998 relate primarily to the termination of the proposed tender offer for McConnell Dowell Corporation Limited.

         Interest Expense, net

         Interest expense for the six months ended June 30, 1998 and 1997 was $2,977 and $3,397, respectively. The decrease in interest expense reflects the application of the net proceeds of the May 1997 stock offering to reduce debt and the refinancing of existing credit facilities in October 1997 in connection with the merger with Astrotech.

         Income Taxes

         The effective tax rate for the six months ended June 30, 1998 and 1997 was approximately 36% and 39%, respectively.

         Discontinued Operations

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Certain of the net assets of Allied's operations will be liquidated as remaining orders in process are completed. The estimated completion date of the net asset liquidation is the third quarter of 1998. The loss from discontinued operations for the six months ended June 30, 1997 and June 30, 1998 was $824 and $455, respectively, net of $433 and $256 income tax benefit, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company's cash position was $3,095 compared with $9,681 at December 31, 1997. Net working capital at June 30, 1998 was $83,567 compared to $64,531 at December 31, 1997.

         The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. The Company's operating activities used $14,047 in cash during the six months ended June 30, 1998. Cash used by operations includes cash payments of $5,872 for merger, acquisition and restructuring costs which were accrued as of December 31, 1997 and $1,071 of cash payments to fund discontinued operations through June 30, 1998.

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

         The Company's principal credit facility requires the Company to maintain certain levels of working capital and stockholders' equity and contains other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness and to make acquisitions and certain investments. At June 30, 1998, the Company was in compliance with the provisions of its loan agreements.

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

PART II --- OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS.

                  On June 8, 1998, the Company held its annual meeting of stockholders, the purpose of which was to elect a board of seven directors to serve until the next annual meeting or until their successors are elected and qualify. There were present at the meeting, in person and by proxy, the holders of 23,698,300 shares of common stock or approximately 87% of the total number of issued and outstanding shares which were entitled to vote. The results of the vote were as follows:

                                     Number of                     Number of
 Name of Nominee                     Votes For                   Votes Withheld
 ---------------                     ----------                  --------------
Mark E. Johnson                      23,622,919                      75,381
Thomas N. Amonett                    23,678,036                      20,264
John Camardella                      23,548,558                     149,742
Lawrance W. McAfee                   23,623,327                      74,973
T. William Porter                    23,619,099                      79,201
James L. Rainey, Jr                  23,677,654                      20,646
James A. Read                        23,622,651                      75,649

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

*10.1-- Employment Agreement dated April 28, 1998, between the Registrant and John Camardella.

*27 --        Financial Data Schedule.

-------------
*      Filed herewith.

         (b)  REPORTS ON FORM 8-K.

During the quarter ended June 30, 1998, the Company filed a Form 8-K dated June 26, 1998 with respect to the HMT, Inc. 401(k) Profit Sharing Plan and Trust.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ITEQ, INC.



         Date:  August 11, 1998                /s/   Lawrance W. McAfee
                                               ---------------------------------
                                               Lawrance W. McAfee
                                               Executive Vice President and
                                               Chief Financial Officer


         Date:  August 11, 1998                /s/   Kathryn S. Henderson
                                               ---------------------------------
                                               Kathryn S. Henderson
                                               Corporate Controller

                               INDEX TO EXHIBITS

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
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

*10.1-- Employment Agreement dated April 28, 1998, between the Registrant and John Camardella.

*27 --        Financial Data Schedule.

-------------
*      Filed herewith.