Form 10-Q
period 1998-09-30
ITEQ INC
filed 1998-11-16
CIK 868755

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

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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



               2727 ALLEN PARKWAY, SUITE 760, HOUSTON, TEXAS 77019
               ---------------------------------------------------
            (Address of principal executive offices)       (Zip Code)


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

                                   28,159,933
           (Shares of common stock outstanding as of November 6, 1998)

                                   ITEQ, INC.

                                   FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1998

                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION

ITEM 1:          FINANCIAL STATEMENTS
                 Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998
                     (unaudited)                                                                       3
                 Consolidated Statements of Operations for the Three and Nine Months Ended
                     September 30, 1997 (unaudited) and 1998 (unaudited)                               4
                 Consolidated Statements of Cash Flows for the  Nine Months Ended
                     September 30, 1997 (unaudited) and 1998 (unaudited)                               5
                 Notes to Consolidated Financial Statements (unaudited)                                6

ITEM 2:          MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                                  10

PART II - OTHER INFORMATION                                                                           16

                                   ITEQ, INC.

                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,   SEPTEMBER 30,
                                                                                                     1997           1998
                                                                                                 ------------   -------------
                                                                                                                (UNAUDITED)
                                     ASSETS
                 CURRENT ASSETS
                 Cash and cash equivalents                                                       $   9,681      $   5,462
                 Due on contracts and other receivables, net                                        72,881         72,710
                 Costs and estimated earnings in excess of billings on uncompleted contracts        30,164         29,247
                 Inventories                                                                        13,138         17,683
                 Prepaid expenses, deposits and other assets                                         3,538          4,539
                 Deferred tax asset                                                                  7,589          8,552
                 Assets held for sale                                                                2,925            935
                                                                                                 ---------      ---------
                                 Total current assets                                              139,916        139,128
                 Property and equipment, net                                                        42,198         49,453
                 Other assets, net                                                                  79,373         99,239
                                                                                                 ---------      ---------
                                TOTAL ASSETS                                                     $ 261,487      $ 287,820
                                                                                                 =========      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 CURRENT LIABILITIES
                 Accounts payable                                                                $  24,861      $  26,488
                 Accrued liabilities
                      Job costs                                                                      9,498          4,437
                      Accrued compensation and benefits                                              6,077          5,983
                      Accrued expenses and other current liabilities                                25,634         16,539
                 Billings in excess of costs and estimated earnings on uncompleted contracts         8,773         10,372
                 Current maturities of long-term debt                                                  104            134
                 Income taxes payable                                                                  438             --
                                                                                                 ---------      ---------
                               Total current liabilities                                            75,385         63,953

                 LONG-TERM LIABILITIES
                 Long-term debt, less current maturities                                            89,954        118,784
                 Deferred tax liability                                                              4,760          4,760
                                                                                                 ---------      ---------
                               Total Liabilities                                                   170,099        187,497
                                                                                                 ---------      ---------

                 COMMITMENTS AND CONTINGENCIES

                 STOCKHOLDERS' EQUITY
                 Preferred stock, $.01 par value; 1,000 shares authorized, no shares issued
                      or outstanding                                                                    --             --
                 Common stock, $.001 par value, 40,000 shares authorized: 26,912 shares issued and outstanding at December 31, 1997 and 28,298 shares
                      issued at September 30, 1998                                                      27             28
                 Additional paid-in capital                                                        119,823        130,744
                 Treasury stock, at cost, 139 shares at September 30, 1998                              --         (1,000)
                 Retained earnings (deficit)                                                       (27,644)       (27,594)
                 Translation adjustment                                                               (818)        (1,855)
                                                                                                 ---------      ---------
                              Total Stockholders' Equity                                            91,388        100,323
                                                                                                 ---------      ---------
                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 261,487      $ 287,820
                                                                                                 =========      =========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          ------------------------      ------------------------
                                                                             1997          1998           1997           1998
                                                                          ---------      ---------      ---------      ---------
                 Revenues                                                 $  74,222      $  74,035      $ 198,593      $ 224,940
                 Cost of revenues                                            58,183         58,037        152,753        172,197
                 Selling, general and administrative expenses                 8,262          9,597         25,431         27,653
                 Depreciation and amortization                                1,837          1,919          5,017          5,405
                 Merger, acquisition and strategic charges                       --          8,800             --          9,839
                                                                          ---------      ---------      ---------      ---------
                          Operating profit (loss)                             5,940         (4,318)        15,392          9,846
                                                                          ---------      ---------      ---------      ---------
                 Interest expense, net                                       (1,247)        (1,723)        (4,312)        (4,257)
                 Miscellaneous income, net                                      109             93            409            116
                                                                          ---------      ---------      ---------      ---------
                 Earnings (Loss) from continuing operations before
                      income tax provision and extraordinary item             4,802         (5,948)        11,489          5,705
                 Income tax provision (benefit)                               1,853         (2,171)         4,488          2,082
                                                                          ---------      ---------      ---------      ---------
                 Earnings (Loss) from continuing operations before
                      extraordinary item                                      2,949         (3,777)         7,001          3,623
                                                                          ---------      ---------      ---------      ---------
                 Loss from discontinued operations, net of income tax
                    benefit                                                  (1,061)        (3,527)          (887)        (3,573)
                                                                          ---------      ---------      ---------      ---------
                 Extraordinary loss on early extinguishment of debt,
                      net of income tax benefit                              (2,037)            --         (2,037)            --
                                                                          ---------      ---------      ---------      ---------

                 Net earnings (loss)                                      $    (149)     $  (7,304)     $   4,077      $      50
                                                                          =========      =========      =========      =========

                 BASIC EARNINGS (LOSS) PER SHARE:
                 Earnings (Loss) from continuing operations               $     .11      $    (.13)     $     .30      $     .13
                 Loss from discontinued operations                        $    (.04)     $    (.13)     $    (.04)     $    (.13)
                 Extraordinary loss                                       $    (.08)     $     .00      $    (.09)     $     .00
                                                                          ---------      ---------      ---------      ---------
                 Net earnings (loss) per common share                     $    (.01)     $    (.26)     $     .17      $     .00
                                                                          =========      =========      =========      =========
                 Weighted average common shares outstanding                  26,499         28,158         23,484         27,526
                                                                          =========      =========      =========      =========
                 DILUTED EARNINGS (LOSS) PER SHARE:
                 Earnings (Loss) from continuing operations               $     .10      $    (.13)     $     .28      $     .13
                 Loss from discontinued operations                        $    (.04)     $    (.13)     $    (.04)     $    (.13)
                 Extraordinary loss                                       $    (.07)     $     .00      $    (.08)     $     .00
                                                                          ---------      ---------      ---------      ---------
                 Net earnings (loss) per common share                     $    (.01)     $    (.26)     $     .16      $     .00
                                                                          =========      =========      =========      =========
                 Weighted average common and common
                      equivalent shares outstanding                          28,280         28,158         24,969         28,645
                                                                          =========      =========      =========      =========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                         ----------------------
                                                                                           1997          1998
                                                                                         --------      --------
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net earnings                                                            $  4,077      $     50
                 Adjustments to reconcile net earnings to net cash provided
                      (used) by operating activities:
                      Non-cash interest                                                       499           120
                      Depreciation and amortization                                         5,916         6,156
                      Extraordinary losses                                                  3,182            --
                      Provision (benefit) for deferred income taxes                           993          (834)
                      Changes in assets and liabilities:
                           Due on contracts and other receivables                          (3,481)        3,451
                           Inventories                                                      7,109        (1,752)
                           Costs and estimated earnings in excess of billings on
                                uncompleted contracts                                      (3,244)        1,100
                           Prepaid expenses, deposits and other assets                     (2,343)         (983)
                           Accounts payable and accrued liabilities                        (3,954)      (19,774)
                           Billings in excess of costs and estimated earnings on
                                uncompleted contracts                                      (2,675)        1,599
                           Other                                                           (1,249)         (299)
                                                                                         --------      --------
                                 Net cash provided (used) by operating activities           4,830       (11,166)
                                                                                         --------      --------
                 CASH FLOWS FROM INVESTING ACTIVITIES:
                 Cash paid for acquired businesses, net of cash acquired                  (18,955)      (23,055)
                 Contingent purchase consideration paid                                    (3,354)           --
                 Cash received from sales of land, buildings & equipment                       82         2,538
                 Purchases of property and equipment                                       (3,425)       (3,999)
                                                                                         --------      --------
                                 Net cash used by investing activities                    (25,652)      (24,516)
                                                                                         --------      --------
                 CASH FLOWS FROM FINANCING ACTIVITIES:
                 Payments of long-term obligations                                          1,000            --
                 Net borrowings (payments) under line of credit                            (4,379)       30,130
                 Repayment of subordinated debt                                           (15,000)           --
                 Net proceeds from common stock offering                                   31,795            --
                 Proceeds from exercise of stock options and warrants                       3,697         2,495
                 Purchase of treasury stock                                                    --        (1,000)
                                                                                         --------      --------
                                Net cash provided by financing activities                  17,113        31,625
                                                                                         --------      --------
                 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (141)         (162)
                                                                                         --------      --------
                 Net decrease in cash and cash equivalents                                 (3,850)       (4,219)
                 Cash and cash equivalents, beginning of period                             6,475         9,681
                                                                                         --------      --------
                 Cash and cash equivalents, end of period                                $  2,625      $  5,462
                                                                                         ========      ========
                 SUPPLEMENTAL CASH FLOW DISCLOSURE OF  NON-CASH FINANCING ACTIVITIES
                 Common stock issued as part of purchase price of GLM                    $     --      $  8,438

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

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1997 and 1998, and the cash flows for the nine months ended September 30, 1997 and 1998.

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

         The Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that all items required to be recognized under this standard as components of comprehensive income, such as the Company's foreign currency translation adjustments, be reported in a financial statement. The Company's comprehensive income (loss) was as follows:


                                             Three Months              Nine Months
                                          Ended September 30,       Ended September 30,
                                          -------------------       -------------------
                                           1997         1998         1997         1998
                                          -------      -------      -------      -------
         Net Income (Loss)                $  (149)     $(7,304)     $ 4,077      $    50
         Foreign currency
              translation adjustments        (267)        (787)        (777)      (1,037)
                                          -------      -------      -------      -------
              Total                       $  (416)     $(8,091)     $ 3,300      $  (987)
                                          =======      =======      =======      =======

                                   ITEQ. INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 - DUE ON CONTRACTS AND OTHER RECEIVABLES

         At December 31, 1997, and September 30, 1998, due on contracts and other receivables consist of the following:

                                                             December 31,   September 30,
                                                                 1997            1998
                                                             ------------   -------------
Billings on completed contracts and contracts in progress     $ 69,263        $ 68,340
Retained contract receivables                                    4,599           5,017
Allowance for doubtful accounts                                   (981)           (647)
                                                              --------        --------

              Total                                           $ 72,881        $ 72,710
                                                              ========        ========


NOTE 3 - INVENTORIES

         Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, labor, overhead and purchased parts and are valued at the lower of cost or market. Cost is determined by the average cost for materials and the first-in, first-out (FIFO) method for purchased parts. At December 31, 1997 and September 30, 1998, inventories consist of the following:

                                                             December 31,  September 30,
                                                                 1997          1998
                                                             ------------  -------------
Raw materials                                                  $ 6,910     $ 6,526
Work in progress                                                 5,027      10,583
Finished goods                                                   1,201         574
                                                               -------     -------
Total                                                          $13,138     $17,683
                                                               =======     =======

NOTE 4 - OTHER ASSETS

         At December 31, 1997 and September 30, 1998, other assets consist of the following:

                                                             December 31,   September 30,
                                                                1997            1998
                                                             ------------   -------------
Excess of costs over net assets acquired, net of
  accumulated amortization of $7,787 and $9,604 at
  December 31, 1997 and September 30, 1998, respectively       $65,867       $86,207
Licenses, trademarks and tradenames, net of accumulated
  amortization of $1,639 and $2,056 at December 31, 1997
  and September 30, 1998, respectively                          11,607        11,398
Other                                                            1,899         1,634
                                                               -------       -------
        Total                                                  $79,373       $99,239
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

         Effective April 1, 1998, the Company purchased the assets of Reliable Steel Fabricators, Inc. ("Reliable") for approximately $4,000 in cash. This acquisition has been accounted for as a purchase, and accordingly, Reliable's results of operations have been included in the Company's financial statements from April 1, 1998 forward. Reliable is a manufacturer of storage tanks serving the Pacific Northwest.

         Effective June 1, 1998, the Company purchased the assets of G.L.M. Tanks and Equipment, Ltd. ("GLM"), a Canadian company, for a total purchase price of approximately $28,500, consisting of 796 shares of the Company's common stock, valued at approximately $8,400, and cash consideration of approximately $20,100. This acquisition has been accounted for as a purchase, and accordingly, GLM's results of operations have been included in the Company's financial statements from June 1, 1998 forward. GLM is a manufacturer of storage tanks and process equipment in western Canada.

NOTE 6 - MERGER, ACQUISITION AND STRATEGIC CHARGES

         For the nine months ended September 30, 1998, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $9,839 of which $8,800 was recorded in the third quarter.

         Merger and acquisition costs of $1,054 related to the terminated purchase agreement with Matrix Service Company and the termination of the proposed tender offer for McConnell Dowell Corporation Limited and other acquisition related activity.

         The Company incurred a strategic charge of $8,785. The charge included the costs, estimated as incremental job costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs. The Company also incurred severance costs and other benefits associated with employee terminations, including that of the Company's former president and chief operating officer, and legal and accounting services fees. A small amount of additional future costs are expected to be incurred and be recognized in the fourth quarter of 1998 and the first quarter of 1999.

NOTE 7 - DISCONTINUED OPERATIONS

         ALLIED

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Allied has ceased operations and the net receivables/payables are expected to be settled in the fourth quarter of 1998. Net assets of Allied of $ 2,079 are included in the September 30, 1998 consolidated balance sheet.

         Operating losses during the phase out period have been included in the loss from discontinued operations. Losses before tax of $4,392 have been incurred through September 30, 1998.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The loss from discontinued operations included in the statement of operations is reflected net of the effective income tax rate for the applicable period. Interest expense has been allocated based on intercompany debt balances. After-tax interest expense of $336 has been included in the estimated loss on disposal for the nine months ended September 30, 1998. Discontinued operations have not been separated in the consolidated statements of cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of operations. The loss from these discontinued operations amounted to $804, net of $452 income tax benefit, in the third quarter of 1998 and $1,259, net of $708 income tax benefit for the nine months ended September 30, 1998.

         FILTRATION GROUP

         During September 1998 and effective on September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group.

         The majority of the filtration group's operations relate to manufacturing fabric filters, wet and dry scrubbers and FRP fans. Management intends to sell the filtration group businesses over the next year. Net assets of the filtration group of $24,689 are included in the September 30, 1998 consolidated balance sheet. Management believes that the company will not incur additional losses from operations or the sale of the filtration group; therefore no additional losses have been accrued.

         Sales from the filtration group's discontinued operations were $15,911 and $7,057 for the three months ended September 30, 1997 and 1998 and $43,829 and $31,044 for the nine months ended September 30, 1997 and 1998, respectively. Summary operating results through September 30, 1998, the date of measurement, were as follows:

                                            Three Months Ended    Nine Months Ended
                                            September 30, 1998    September 30, 1998
                                            ------------------    ------------------
Revenues                                         $ 7,057            $31,044
Operating loss                                     4,047              3,284
Interest expense                                     288                731
Loss before income taxes                           4,288              3,644
Income tax benefit                                 1,565              1,330
Net loss from discontinued operations              2,723              2,314

         The earnings (loss) from discontinued operations included in the statements of operations are reflected net of the effective income tax rate for the applicable period.

         Interest expense has been allocated based on the investment in subsidiaries. After-tax interest expense of $183 and $464 has been included in the discontinued operations for the filtration group for the three and nine months ended September 30, 1998, respectively. Discontinued operations have not been separated in the consolidated statement of cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statement of operations.

NOTE 8 - LONG-TERM OBLIGATIONS

         As of September 30, 1998, the Company was not in compliance with the leverage ratio and the interest coverage ratio covenants of its loan agreement. Management is currently negotiating an amendment which is expected to be in place by year end and therefore this debt continues to be classified as noncurrent in the accompanying consolidated balance sheets.

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

         The Company records most of its revenues using the percentage-of-completion method. Under this method, the Company recognizes as revenues that portion of the total contract price which the cost of work completed to date bears to the estimated total cost of the work included in the contract. Because contracts may extend over more than one fiscal period, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Contract costs include all direct material, labor and subcontracting costs and those indirect costs related to contract performance, such as supplies, tools and repairs.

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

         The Company's results of operations are affected by certain conditions outside the Company's control, including overall economic conditions and specifically the demand for industrial products and services. The Company's results of operations for the nine months ended September 30, 1998 were adversely affected by the Company's internal focus following the October 1997 merger with Astrotech.

         On November 12, 1998, the Company announced actions currently underway to restructure its management organization, reduce its underlying cost structure and refocus the Company's efforts on providing superior customer service in order to return the Company to its historical level of profitability and growth. These actions include a multi-step strategic plan designed to enhance future operations which was developed based on an in-depth review of the Company's operations and systems.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues

         Revenues for the three months ended September 30, 1998 decreased $187 from the three months ended September 30, 1997 primarily due to decreased revenues for the process group which was partially offset by increased revenues from internal growth by the storage systems group and by the August 1997 acquisition of Exell, Inc. ("Exell"), the April 1998 acquisition of Reliable Steel Fabricators, Inc. ("Reliable") and the June 1998 acquisition of G.L.M. Tanks and Equipment, Ltd. ("GLM").

         Cost of Revenues

         Cost of revenues for the three months ended September 30, 1998 decreased $146.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended September 30, 1998 increased by $1,335 primarily due to a full quarter of expense from the Exell, Reliable and GLM acquisitions.

         Depreciation and Amortization

         Depreciation and amortization expense for the three months ended September 30, 1998 increased $82 primarily due to a full quarter of expense from the Exell, Reliable and GLM acquisitions.

         Merger, Acquisition and Strategic Charges

         For the three months ended September 30, 1998, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $8,800.

         Merger and acquisition costs of $15 related to acquisition activity.

         The Company incurred a strategic charge of $8,785. The charge included the costs, estimated as incremental job costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs. The Company also incurred severance costs and other benefits associated with employee terminations, including that of the Company's former president and chief operating officer, and legal and accounting services fees. A small amount of additional future costs are expected to be incurred and be recognized in the fourth quarter of 1998 and the first quarter of 1999.

         Interest Expense, net

         Interest expense for the three months ended September 30, 1998 and 1997 was $1,723 and $1,247, respectively. The increase in interest expense is a result of higher overall debt balances in 1998 resulting from the GLM and Reliable acquisitions.

         Income Taxes

         The effective tax rate for the three months ended September 30, 1998 and 1997 was approximately 37% and 39%, respectively.

         Discontinued Operations

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Allied has ceased operations and the net receivables/payables are expected to be settled in the fourth quarter of 1998. The loss from these discontinued operations for the three months ended September 30, 1997 and September 30, 1998 was $1,965 and $804, respectively, net of $1,086 and $452 income tax benefit, respectively.

         During September 1998 and effective on September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. Management intends to sell the filtration group businesses over the next year. The earnings (loss) from these discontinued operations for the three months ended September 30, 1997 and September 30, 1998 was $904 and $(2,723), respectively, net of $466 and $(1,565) income tax provision (benefit), respectively.

         Extraordinary Loss

         During the quarter ended September 30, 1997, the Company repaid its unsecured subordinated notes using available proceeds under its revolving credit facility. The Company incurred a non-cash extraordinary loss of $2,037 net of taxes of $1,145, related to the write-off of unamortized debt issuance and discount costs.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues

         Revenues for the nine months ended September 30, 1998 increased $26,347 from the nine months ended September 30, 1997 primarily due to increased revenues from internal growth by the storage systems group and by the May 1997 acquisition of Trusco, the August 1997 acquisition of Exell, the April 1998 acquisition of Reliable and the June 1998 acquisition of GLM, partially offset by decreased revenues for Graver.

         Cost of Revenues

         Cost of revenues for the nine months ended September 30, 1998 increased $19,444 primarily due to the increased revenues as discussed above.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the nine months ended September 30, 1998 increased by $2,222 primarily attributable to acquisitions.

         Depreciation and Amortization

         Depreciation and amortization expense for the nine months ended September 30, 1998 increased by $388 primarily attributable to acquisitions.

         Merger, Acquisition and Strategic Charges

         For the nine months ended September 30, 1998, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $9,839 of which $8,800 was recorded in the third quarter.

         Merger and acquisition costs of $1,054 related to the terminated purchase agreement with Matrix Service Company and the termination of the proposed tender offer for McConnell Dowell Corporation Limited and other acquisition related activity.

         The Company incurred a strategic charge of $8,785. The charge included the costs, estimated as incremental job costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs. The Company also incurred severance costs and other benefits associated with employee terminations, including that of the Company's former president and chief operating officer, and legal and accounting services fees. A small amount of additional future costs are expected to be incurred and be recognized in the fourth quarter of 1998 and the first quarter of 1999.

         Interest Expense, net

         Interest expense for the nine months ended September 30, 1998 and 1997 was $4,257 and $4,312, respectively. The decrease in interest expense reflects the application of the net proceeds of the May 1997 stock offering to reduce debt and the refinancing of existing credit facilities in October 1997 in connection with the merger with Astrotech substantially offset by additional interest expense for increased debt balances resulting from the GLM and Reliable acquisitions.

         Income Taxes

         The effective tax rate for the nine months ended September 30, 1998 and 1997 was approximately 37% and 39%, respectively.

         Discontinued Operations

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Allied has ceased operations and the net receivables/payables are expected to be settled in the fourth quarter of 1998. The loss from these discontinued operations for the nine months ended September 30, 1997 and September 30, 1998 was $2,789 and $1,259, respectively, net of $1,511 and $708 income tax benefit, respectively.

         During September 1998 and effective on September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. Management intends to sell the filtration group businesses over the next year. The earnings (loss) from these discontinued operations for the three months ended September 30, 1997 and September 30, 1998 was $1,902 and ($2,314), respectively, net of $1,000 and $(1,330) income tax provision (benefit), respectively.

         Extraordinary Loss

         During the quarter ended September 30, 1997, the Company repaid its unsecured subordinated notes using available proceeds under its revolving credit facility. The Company incurred a non-cash extraordinary loss of $2,037 net of taxes of $1,145, related to the write-off of unamortized debt issuance and discount costs.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company's cash position was $5,462 compared with $9,681 at December 31, 1997. Net working capital at September 30, 1998 was $75,175 compared to $64,531 at December 31, 1997.

         The Company's existing capital resources consist of cash balances and cash provided by its operating activities. The Company's operating activities used $11,166 in cash during the nine months ended September 30, 1998. Cash used by operations includes cash payments of $7,360 for merger, acquisition and strategic charges which were accrued as of December 31, 1997.

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

         In October 1997, in connection with the merger with Astrotech, the Company refinanced its and Astrotech's existing credit facilities under a new non-amortizing revolving credit facility with various financial institutions with a commitment amount of up to $175,000 maturing in October 2002 and bearing interest, at the Company's option, at BankBoston, N.A.'s ("BankBoston") customary base rate or at BankBoston's Eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to 2.5% for the applicable base rate margin, and from 1% to 1.75% for the applicable Eurodollar rate margin. This credit facility is secured by substantially all of the assets of the Company, a pledge of the stock of the Company's domestic subsidiaries and guarantees entered into by such subsidiaries.

         The Company's credit facility requires the Company to maintain certain levels of working capital and stockholders' equity and contains other restrictive covenants. This instrument also limits the ability of the Company to incur additional indebtedness and to make acquisitions and certain investments. As of September 30, 1998, the Company was not in compliance with the leverage ratio and the interest coverage ratio covenants of its loan agreement. Management is currently negotiating an amendment which is expected to be in place by year end and therefore this debt continues to be classified as noncurrent in the accompanying consolidated balance sheets.

         Except with respect to funding any future acquisitions, management believes that cash generated from operations will be sufficient to meet the Company's anticipated cash requirements for 1998. Management further believes that the Company could obtain additional capital to make acquisitions primarily through either issuances of common or preferred stock or debt or lease financing, although no assurance can be given with respect to whether such financing would be available when required or whether such financing can be obtained on terms acceptable to the Company.

YEAR 2000 ISSUE

         The Company is facing the Year 2000 issue which arises from the past practice of utilizing two digits (as opposed to four) to represent the year in some computer programs and software and could result in computational or operational errors as dates are compared across the century boundary. The Year 2000 problem could result in system failures or miscalculations causing disruptions of the operations of the Company, its vendors and its customers.

         The Company has developed a multi-phase plan to resolve potential Year 2000 problems relating to its information technology ("IT") systems and embedded chip technology contained in certain of its facilities and a limited number of products it produces, including identifying and evaluating all IT systems and embedded chip technology according to their potential business impact; identifying IT systems and embedded chip technology that use date functions and assessing them for Year 2000 functionality; reprogramming or replacing equipment/systems, where necessary, to ensure Year 2000 readiness; testing the code modifications and new equipment/systems to ensure successful operation in a post-1999 environment; and adoption of contingency plans in the case of potential Year 2000 failures. The Company currently is in the process of identifying IT systems and embedded chip technology utilizing date functions and assessing them for Year 2000 compliance. The Company expects remediation of most of its critical systems and embedded chip technology to be completed by June 30, 1999.

         The Company relies on numerous third-party vendors and suppliers for a wide variety of goods and services, including raw materials, banking, telecommunications and utilities such as water and electricity. Many of the Company's operations would be adversely affected if these supplies and services were curtailed as a result of a supplier's Year 2000 noncompliance. The Company is currently contacting its third party vendors to ensure that they have an effective plan in place to address the Year 2000 problem. The Company, however, has received little information from these vendors to date and does not have sufficient information to assess whether its external relationships will be Year 2000 ready. The

Company intends to make further communications in January 1999 with those vendors who do not respond to the Company by December 31, 1998.

         The Company currently estimates that its Year 2000 costs will not exceed $500, of which approximately $200 is expected to be spent through December 31, 1998. Certain of these costs may or may not be recurring. The Company expects cash flow from operations to be sufficient to fund these expenditures.

         If the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process customers' orders, process financial transactions, bill customers, or report accurate data to management, shareholders, customers, and others as well as business interruptions or shutdowns, financial losses, and litigation related to Year 2000 issues.

         The Company is developing contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company plans to develop reasonably likely failure scenarios for its critical IT systems and external relationships and the embedded systems in its critical facilities. Once these scenarios are identified, the Company will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues. The Company expects contingency/recovery planning to be substantially complete by September 30, 1999.

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

PART II --- OTHER INFORMATION

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         As of September 30, 1998, the Company was not in compliance with the leverage ratio and the interest coverage ratio covenants of its loan agreement. Management is currently negotiating an amendment which is expected to be in place by year end and therefore this debt continues to be classified as noncurrent in the accompanying consolidated balance sheets.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       EXHIBITS:
 3.1 --   Amended and Restated Certificate of Incorporation
          of the Registrant. (Filed as Appendix E to the Joint
          Proxy Statement/Prospectus of the Registrant and
          Astrotech on October 3, 1997 and incorporated herein
          by reference).
 3.2 --   Amended and Restated Bylaws of the Registrant.
          (Filed as an exhibit to Form 10-Q for the quarter
          ended September 30, 1997 and incorporated herein by
          reference).
 4.1 --   See Exhibits 3.1 and 3.2 for provisions of the
          Certificate of Incorporation and Bylaws of the
          Registrant defining the rights of holders of Common
          Stock.
 4.2 --   Revolving Credit Agreement dated as of October 28,
          1997 by and among the Registrant, the Guarantors and
          various lending institutions including Deutsche Bank
          AG as Documentation Agent and BankBoston, N.A. as
          Agent. (Filed as an exhibit to Form 10-Q for the
          quarter ended September 30, 1997 and incorporated
          herein by reference).
 4.3 --   Warrant Agreement, dated November 18, 1996, between
          the Registrant and International Mezzanine Capital,
          B.V. ("Mezzanine"). (Filed as an exhibit to Form 8-K
          dated December 5, 1996 and incorporated herein by
          reference).
4.4 --    Warrant Agreement dated November 18, 1996, between
          the Registrant and First Commerce Corporation ("First
          Commerce"). (Filed as an exhibit to Form 8-K dated
          December 5, 1996 and incorporated herein by
          reference).
4.5 --    Registration  Rights Agreement dated November 18,
          1996, among the Registrant, Mezzanine, and First
          Commerce. (Filed as an exhibit to Form 8-K dated
          December 5, 1996 and incorporated herein by
          reference).
4.6 --    Rights Agreement dated as of September 4, 1998
          between ITEQ, Inc. and Harris Trust Savings Bank, as
          Rights Agent, which includes as Exhibit C thereto the
          Form of Right Certificate. (Filed as an exhibit to
          Form 8-K filed September 15, 1998 and incorporated
          herein by reference.)
*10.1 --  Severance Agreement dated September 17, 1998 between the Registrant and John Camardella.
*27 --    Financial Data Schedule.

-------------
*      Filed herewith.

         (b)       REPORTS ON FORM 8-K.



         During the quarter ended September 30, 1998, the Company filed a Form 8-K dated September 15, 1998, with respect to the Shareholder Rights Plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ITEQ, INC.



         Date:  November 16, 1998                    /s/   Lawrance W. McAfee
                                                --------------------------------
                                                Lawrance W. McAfee
                                                Executive Vice President and
                                                Chief Financial Officer


         Date:  November 16, 1998                    /s/   Kathryn S. Henderson
                                                --------------------------------
                                                Kathryn S. Henderson
                                                Corporate Controller

                               INDEX TO EXHIBITS


EXHIBIT
NO.              DESCRIPTION
-------          ----------
*10.1 --         Severance Agreement dated September 17, 1998 between the
                 Registrant and John Camardella.
*27   --         Financial Data Schedule.
-------------
*      Filed herewith.