Form 10-K
period 1998-12-31
ITEQ INC
filed 1999-03-22
CIK 868755

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

              2727 ALLEN PARKWAY, SUITE 760, HOUSTON, TEXAS 77019
               (Address of principal executive offices)(zip code)

        Registrant's telephone number, including area code: 713-285-2700

                      ------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                         ON WHICH REGISTERED
        -------------------                         ---------------------
  Common Stock, $.001 par value                     Nasdaq National Market
  Preferred Stock Purchase Rights                   Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 17, 1999 was $53,626,462. As of March 17, 1999, there were 28,192,036 shares of the registrant's Common Stock, $.001 par value, outstanding.

         Documents incorporated by reference. Certain portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders ("Proxy Statement") are incorporated in Part III by reference.

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
                                                  PART I

Item 1. Business.........................................................................................1
Item 2. Properties.......................................................................................8
Item 3. Legal Proceedings................................................................................9
Item 4. Submission of Matters to a Vote of Security Holders..............................................9

                                                  PART II

Item 5.  Market for the Registrant's Common Equity and
              Related Shareholder Matters................................................................9
Item 6.  Selected Financial Data........................................................................10
Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................................12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....................................19

Item 8.  Financial Statements and Supplementary Data....................................................19
Item 9.  Disagreements on Accounting and Financial Disclosure...........................................19

                                                  PART III

Item 10. Directors and Executive Officers of the Registrant.............................................19
Item 11. Executive Compensation.........................................................................19
Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................................................19
Item 13. Certain Relationships and Related Transactions.................................................20

                                                  PART IV

Item 14. Financial Statements and Financial Statement
              Schedules, Exhibits and Reports on Form 8-K...............................................20

                                     PART I

ITEM 1.  BUSINESS

         ITEQ, Inc. ("ITEQ" or the "Company") designs, engineers, manufactures, and services process and storage equipment and components. The Company's products and services are utilized by customers in manufacturing processes requiring the process, treatment, storage, or movement of gases and liquids. Management of the Company believes that it is the leading domestic manufacturer and servicer of shell and tube heat exchangers, principally for petrochemical and refining applications and that the Company is a leading designer and producer of above-ground storage tanks ("ASTs") and related products primarily for the petrochemical, refining, water storage, food and agriculture industries. The Company also manufactures specialized process equipment, such as pressure vessels, principally for the refining, petrochemical and plastics industries. ITEQ also provides non-destructive testing and inspection services for ASTs, pressure vessels and blenders and offers mobile storage tank leasing services. The Company operates internationally, with its equipment, systems and services sold or utilized in countries worldwide.

         ITEQ believes that through acquisitions of complementary businesses it has been able to capitalize on its relationships with existing customers through cross-selling opportunities. Additionally, through its international distribution network and broad offering of products and services, ITEQ has benefited from its customers' continuing consolidation of their sources of supply.

         Although there is no dominant manufacturer of equipment and systems for the highly fragmented domestic markets served by the Company, ITEQ believes it is the largest domestic manufacturer and servicer of shell and tube heat exchangers. Similarly, the Company believes it is one of the largest domestic producers of ASTs and tank products for the selected niche markets served.

         During September 1998 and effective on September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. The majority of the filtration group's operations relate to manufacturing fabric filters, wet and dry scrubbers and fiberglass reinforced plastic ("FRP") fans. Management believes that the sale of its filtration group businesses will be consumated in 1999, although no assurances can be made that a sale will be consummated.

         The Company was incorporated in Delaware in 1990 under the name Air-Cure Environmental, Inc. The Company changed its name in 1993 to Air-Cure Technologies, Inc. and again in March 1997, to ITEQ, Inc. The Company's principal executive offices are located at 2727 Allen Parkway, Suite 760, Houston, Texas 77019, and its telephone number is (713) 285-2700.

BUSINESS STRATEGY

         The Company's objective is to become a leading integrated provider of manufactured equipment and services used in each of the niche industrial markets in which it operates and to expand its markets through acquisitions of complementary product and service lines. The Company has experienced rapid growth since its inception in 1990 through a combination of strategic acquisitions and internal growth.

         Acquisition Strategy. The Company pursues a strategy of acquiring leading providers of complementary manufactured products and services in highly fragmented industrial equipment markets, with a view to further consolidating those markets. The Company believes it is one of the few domestic acquirers and consolidators of businesses in those markets. In general, the Company pursues the acquisition of businesses that satisfy most of the following criteria:

         o    Well-managed domestic companies serving niche industrial markets.

         o Large, defensible share of their respective markets, involving proven technologies.

         o Provide complementary products and services that afford cross-selling opportunities or are direct competitors.

         o    Significant installed product bases and long operating histories.

         o    Potential for significant expansion into international markets.

         o    Predictable cash flow and earnings potential.

         o    Potential for internal synergies and economies of scale.

         Internal Growth. The Company has experienced internal growth in recent years despite operating in mature markets. This growth has resulted from the Company's strategy of gaining additional market share by selling its products, and those acquired through acquisitions, to existing and new customers and industries, introducing new products, and developing its international markets. In addition, each of the acquired businesses has a substantial installed base of products, and ITEQ has achieved further revenue increases through additional emphasis on the maintenance and refurbishment aftermarkets.

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

ACQUISITION HISTORY

         Since its inception in 1990, the Company has experienced substantial growth through acquisitions. The Company's business was originally focused on the highly regulated air pollution control industry. However, beginning in 1995 with the merger with Allied Industries, Inc. ("Allied") the Company increased its focus on the process equipment business which accelerated with the November 1996 acquisition of Ohmstede, Inc. ("Ohmstede"). In addition, in August 1997, ITEQ completed the acquisition of Exell, Inc. ("Exell"), a manufacturer of shell and tube heat exchangers and previously a competitor of the Company's Ohmstede operations.

         The Company entered the industrial and municipal AST and related equipment and service industry through the merger with Astrotech International Corporation ("Astrotech") in October 1997.

         In April 1998, ITEQ completed the acquisition of Reliable Steel, Inc. ("Reliable"), a manufacturer of storage tanks and structural components. In addition, in June 1998, ITEQ completed the acquisition of G.L.M. Tanks and Equipment, Ltd. ("GLM"), a manufacturer of storage tanks, pressure vessels, and process equipment.

The following table sets forth certain information concerning the businesses which have been acquired by ITEQ through December 31, 1998:

                                         DATE                PRINCIPAL
    ACQUIRED COMPANY                   ACQUIRED              PRODUCTS                           INDUSTRY SERVED
    ----------------                   --------              --------                           ---------------
    Air-Cure, Inc. (1)                   1990            Fabric filters                   Electric utilities, coal

    Interel, Inc. (2)                    1991            Dry scrubbers, packed and mini   Waste treatment, foundry, smelter
                                                         scrubbers, heat exchangers

    Ceilcote Air Pollution Control,      1992            Wet scrubbers, tower             Microelectronics, chemical
    Inc.(2)                                              internals, FRP fans              processing, waste treatment,
                                                                                          food processing

    VIC Environmental                    1994            Carbon adsorption systems        Pharmaceutical, rubber
    Systems, Inc. (2)

    Amerex Industries, Inc.(2)           1994            Fabric filters, wet and dry      Steel, cement and lime,
                                                         scrubbers, heat exchangers       refining, foundry

    Allied Industries, Inc. (3)(4)       1995            Air separation equipment,        Petrochemical, plastics, refining
                                                         reactors, blenders, stacks,
                                                         towers and columns, pressure
                                                         vessels

    Ohmstede, Inc.                       1996            Heat exchangers                  Petrochemical, refining

    Exell, Inc.                          1997            Heat exchangers                  Petrochemical, refining

    Astrotech International              1997            Aboveground storage tanks,       Petrochemical, refining, water
    Corporation (3)                                      pressure vessels, bins, silos,   storage, pulp and paper, mining,
                                                         stacks and liners, scrubbers,    alcohol, agriculture, water
                                                         shopbuilt tanks                  treatment, power generation,
                                                                                          process systems

    Reliable Steel, Inc.                 1998            Storage tanks and structural     Pulp and paper, municipal water
                                                         components                       treatment and refining

    G.L.M. Tanks & Equipment Ltd.        1998            Storage tanks, pressure          Oil and gas, refining, pulp and
                                                         vessels and process equipment    paper, petrochemical and mining

     (1)    Divested in November 1996.

     (2) During September 1998 and effective on September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. The majority of the filtration group's operations relate to manufacturing fabric filters, wet and dry scrubbers and FRP fans. Management intends to sell the filtration group businesses during 1999, although no assurances can be made that a sale will be consummated. For a discussion of the financial statement impact attributable to these discontinued operations, see
            Note 10 to the Consolidated Financial Statements.

     (3) Accounted for as a poolings-of-interests; all other acquisitions accounted for as purchases.

     (4) In August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. The Allied manufacturing facility is being utilized in ITEQ's facility consolidation efforts to eliminate duplicate facilities and excess capacity resulting from its acquisitions. For a discussion of the financial statement impact attributable to these discontinued operations, see Note 10 to the Consolidated Financial Statements.

PRODUCTS AND SERVICES

         The following table sets forth, for the periods indicated, the revenues contributed from the Company's significant classes of products and services. Revenues attributable to acquisitions accounted for as purchases have been included for the periods after acquisitions and revenues from acquisitions accounted for as poolings-of-interests have been included for all relevant periods.

                                                            YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------------
                                     1994           1995              1996              1997           1998
                                  -----------    -----------     ----------------    -----------    -----------
                                                                 (IN THOUSANDS)
         Process Equipment        $        --    $        --       $   32,828        $   142,161    $   132,988
         Storage Equipment (1)         68,726        100,424          109,553            127,645        169,842
                                  -----------    -----------       ----------        -----------    -----------
                                  $    68,726    $   100,424       $  142,381        $   269,806    $   302,830
                                  ===========    ===========       ==========        ===========    ===========

(1) Storage Equipment revenues consist of Astrotech's historical reported revenues for its fiscal years ended September 30. Effective January 1, 1997, ITEQ changed Astrotech's fiscal year to December 31 and the reported 1997 revenues are for the year then ended. As a result, the three month period ended December 31, 1996 for Astrotech is not presented. Revenues for this period were $33,804.

         For information with respect to the Company's financial data by geographic location, see Note 13 to the Consolidated Financial Statements.

         Process Equipment. The Company's line of custom-built shell and tube heat exchangers are marketed under the well-established Ohmstede and Exell names primarily to the petrochemical and refining industries in the Gulf Coast area. The Company has penetrated new markets for heat exchangers by marketing its products throughout the United States and internationally by capitalizing on its existing distribution network and customer relationships. The Company has a substantial installed base of heat exchangers, since Ohmstede units were marketed for more than 40 years and Exell units were marketed for more than 20 years prior to acquisition. Aftermarket services are provided both in the field and on Company premises and may consist of a variety of services ranging from minor field repair and maintenance to de-coking (i.e., the removal of fouling from tubes) or complete unit reconstruction.

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

         Storage Equipment. Through the acquisition of Astrotech, the Company has expanded into the storage equipment and related service business. The Company designs, fabricates and erects storage tanks for the storage of petrochemical products, municipal water, other liquids, and a variety of gases, including methane and nitrogen. In addition, the Company manufactures a variety of related equipment and products including, (i) primary and secondary tank seals, drain systems and related products used in connection with floating roof ASTs, (ii) aluminum internal floating roofs marketed under the Aluminator trademark and (iii) AST secondary containment and leak detection systems. The floating roof used in connection with the tank seals minimizes vapor emissions and losses of the stored product from the storage tank by spanning the gap between the floating circular roof and the tank wall and permitting both the roof and seal to move freely up and down as the level of the product in the tank changes.

         The Company also provides comprehensive tank inspection, maintenance and repair and leasing services. Its inspection services are designed to determine AST compliance with environmental regulations and industry standards, and include ultrasonic thickness and magnetic flux testing (both designed to test AST structural integrity), primary and secondary seal inspection, floating roof pontoon inspection, leak detection and weld seam testing. The maintenance, repair and leasing services offered by the Company to its customers include (i) development of customized and fully integrated tank maintenance and management programs, (ii) preparation of detailed tank inspection and condition reports, (iii) performance of emergency welding work, (iv) installation and construction of fire-fighting foam systems, internal floating roofs and fixed-coned roofs and (v) leasing of mobile storage tanks capable of being transported to and from various facility locations.

SALES AND MARKETING

         The Company's products and services are marketed through a staff of in-house sales people and other regional and local marketing personnel and, in some cases, through commission-based, independent representative organizations, each operating in an exclusive territory and serving segmental industrial customers located in that territory or engineering or contracting firms. In addition to sales activities at ITEQ's plants and principal offices, the Company also maintains a number of sales offices, from which its own personnel either assist the representative organizations or make direct contact with potential customers. The Company maintains international offices in Australia and Singapore, which service the Pacific Rim, while the Company's United Kingdom subsidiary sells products in Europe, Africa and the Middle East.

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

         Consistent with emerging industry trends, the Company has entered into formal "corporate alliances" with certain of its customers, under which the Company has been designated a preferred vendor for various products. The Company intends to continue to pursue additional strategic alliances or other corporate partnering arrangements. In addition, the Company will continue to expand its emphasis on aftermarket sales and services in an effort to minimize the potential cyclical nature of industry capital spending.

MARKET CONDITIONS AND COMPETITION

         Market Conditions. The industrial equipment markets in which the Company operates are mature. Worldwide capital expenditures for hydrocarbon processing equipment, industrial and municipal storage facilities have exceeded $30 billion per year in recent years. Although the Company's products and services are utilized in a number of industrial applications, a majority of its recent annual revenues has been attributable to the hydrocarbon processing industry which includes oil terminals, refining, petrochemical, and plastics. A significant portion of the Company's revenues from those markets is attributable to plant expansions, upgrades and maintenance and to a lesser extent the construction of new industrial capacity abroad. The Company estimates that 55% to 60% of its sales are the result of the customer's capital equipment requirements and that 40% to 45% of its sales are the result of the customer's maintenance requirements. In an effort to minimize the effects of cyclical capital spending, the Company intends increasingly to emphasize greater market penetration in aftermarkets and diversification into less competitive international markets, and other less cyclical domestic markets by capitalizing on its broad range of product lines with potential customers and through extension of its "corporate alliance" program into other industries. See "Significant Customers". In addition, the Company seeks to carry minimal inventories of raw materials and components and maintain a reasonable balance between the manufacture and purchase of product components and subassemblies. Since virtually all the Company's revenues are attributable to products and systems manufactured to customer specifications, it carries very little finished goods inventory and purchases raw materials, components and subassemblies only on a job specific, often "just in time" basis. During the year ended December 31, 1998, certain components and subassemblies were purchased from numerous subcontractors, typically under fixed price arrangements. Should the need arise, the Company believes that any subcontractor or supplier can be replaced without significant disruption to its business.

         Competition. The markets in which the Company's process and storage equipment groups compete in North America are generally highly fragmented, and most competitors in these niche markets are relatively small, privately held businesses. However, with respect to the storage equipment business, the Company's major competitors also include several other large nationally recognized firms. In North American markets, competition is based on several competitive factors, including reputation, manufacturing capabilities, availability of plant capacity, price, performance and dependability. In foreign markets, competition varies widely. In some international markets, price competition is more intense than that prevailing in North America while in others, where prior relationships and product quality receive more customer emphasis than do marginal pricing differentials, price competition is less intensive. As a result of innovative design solutions, quality of product workmanship and dependability of on-time performance, the Company's product and services are sold, in certain circumstances, in situations where it is not the low bidder. Although the Company does not typically maintain supply or service contracts with its customers, a significant portion of the Company's annual revenues represents repeat business from its customers.

         With increasing frequency, the Company is asked by end-users to submit proposals or bids for entire systems, thus bypassing engineering and construction firms in the procurement process. When awarded such jobs, the Company designs the entire system, purchases certain "off-the-shelf" or fabricated components from vendors or subcontractors, and manufactures those portions of the system for which it has particular expertise. The partially completed system is then delivered to the customer's site for final assembly and installation by field construction personnel who may be subcontractors for, or supervised, by the Company.

ENVIRONMENTAL MATTERS

         The Company is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act (including the 1990 Amendments) ("CAA") and the Resource Conservation and Recovery Act ("RCRA"). Each of these statutes allows the imposition of substantial civil and criminal penalties, as well as permit revocation, for violations of the requirements. Although the Company's operations may involve environmental management issues typically associated with manufacturing operations, the Company believes that it is in material compliance with all environmental laws. The Company is not a party to any threatened or pending legal proceedings relating to the environment. The Company is not a party to any environmental administrative actions other than at its leased Exell facility in Beaumont, Texas. The Company is investigating soil and groundwater contamination and has been accepted into the Texas Voluntary Cleanup Program. Management believes the Company is adequately reserved for the exposure based on current information. It is possible that future developments, such as changes in existing laws, regulations or enforcement practices under environmental laws, could lead to material costs of environmental compliance and cleanup by the Company.

SIGNIFICANT CUSTOMERS

         The Company's principal customers have been refining and petrochemical processors, pulp and paper, power generation, agriculture, food processing, specialty construction, mining and waste treatment concerns. The Company participates in "corporate alliance" programs with certain of its customers, including BP-Amoco , Chevron Corporation, Lyondell-Citgo, Dow Chemical, E. I. Du Pont, Olin Corporation, Hoechst Celanese, Shell, Tosco and Marathon under which it is a designated preferred vendor for various types of equipment and services primarily relating to its heat exchangers, AST and related service business. Such customers accounted for approximately $50,928,000 and $50,964,000 of total revenues for the years ended December 31, 1997 and 1998, respectively. Although the terms of these arrangements vary widely, they do not involve any minimum purchase obligations, but set forth the basis upon which the Company is to be paid for work performed - either on the basis of cost plus a predetermined profit margin or cost of materials plus agreed labor rates - and involve the exchange of a broad range of information with the customer, including the customer's expected future requirements for the product and services classes covered by the arrangement and the expected timing of future job awards, and the Company's existing and expected future material and labor costs, as well as periodic reports on continuing productivity improvements and total quality management. Under such arrangements, the Company is afforded the first opportunity to furnish the covered products and services on the customer's terms, which often are subject to further negotiation at the time of individual job award. The Company intends to continue its focus on entering into additional strategic alliances or other corporate partnering arrangements. Due to the contractual nature of the Company's operations, it is anticipated that significant portions of future consolidated revenues may be attributable to a limited number of customers in any particular year, although it is likely that the particular customers may vary from year to year. For the year ended December 31, 1998, no single customer accounted for as much as 10% of the Company's consolidated revenues.

BACKLOG

         At December 31, 1998, the Company's backlog for its process and storage businesses was $75.2 million. This compared with $89.1 million at December 31, 1997. Such backlog consisted of written orders or commitments believed to be firm contracts for products and services. Such agreements are occasionally varied or modified by mutual consent and in certain instances may be cancelable by the customer on short notice without substantial penalty. As a result, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any subsequent fiscal period. Management believes that substantially all of the orders and commitments included in backlog at December 31, 1998 will be completed within the next twelve months.

EMPLOYEES

         At December 31, 1998, the Company employed approximately 2,500 full-time personnel, including approximately 500 unionized employees at ten domestic manufacturing facilities who are subject to collective bargaining agreements. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         ITEQ's principal facilities are shown in the table below:

                                                          Approximate
                                                         Building Space
           Location                  Status               (Square Feet)                 Description
           --------                  ------              --------------                 -----------
CORPORATE:
Houston, TX                      Leased through June         9,600           Corporate offices
                                      30, 2001

STORAGE:
Houston, TX                     Owned/Leased Offices        54,000           Manufacturing facility and
                                  through April 30,                          offices
                                        2001
Houston, TX                        Leased through          300,000           Manufacturing facility,
                                  February 28, 2000                          warehouse, office and other
                                                                             facilities
Beaumont, TX                            Owned                8,100           Service Center
Kelton, PA                              Owned                7,500           Fabrication facility and
                                                                             offices
Tonkawa, OK                             Owned               10,000           Fabrication facility and
                                                                             offices
Warsaw, IN                         Leased through           11,000           Offices
                                   August 31, 2001
Birmingham, AL                          Owned               86,500           Fabrication facility
Orem, UT                                Owned               36,700           Fabrication facility
Port Allen, LA                         Leased                3,500           Warehouse
Rosemont MN                            Leased               11,000           Warehouse
Mendota Heights, MN                    Leased               11,900           Offices
Calgary, Alberta, Canada               Leased                1,800           Office
Nisku, Alberta, Canada                  Owned               60,000           Manufacturing facility and
                                                                             offices
Battleford, Saskatchewan,               Owned               50,000           Manufacturing facility and
Canada                                                                       offices
Olympia , WA                           Leased               38,000           Manufacturing facility and
                                                                             offices
San Luis Obispo, CA                     Owned               25,600           Fabrication facility,
                                                                             warehouse and offices
Fresno, CA                              Owned              109,000           Fabrication facility,
                                                                             warehouse and offices
PROCESS:
Beaumont, TX                            Owned               25,000           Manufacturing facility and offices

Corpus Christi, TX                      Owned               42,000           Manufacturing facility and offices

LaPorte, TX                             Owned               78,000           Manufacturing facility and offices

Sulfur, LA                              Owned               90,000           Manufacturing facility and offices

St. Gabriel, LA                         Owned               90,000           Manufacturing facility and offices

Beaumont, TX                           Leased               98,000           Manufacturing facility and offices

Pasadena, TX                            Owned              154,000           Fabrication facility and offices


FILTRATION: (a)
Woodstock, GA                    Leased through June        10,000           Warehouse and offices
                                      30, 1999
Woodstock, GA                      Leased through            5,900           Warehouse and offices
                                 September 30, 2001
Woodstock, GA                    Leased through June         3,000           Offices
                                      30, 2000
La Grange, OH                   Leased through March        95,000           Manufacturing facility and warehouse
                                      31, 2006
Strongsville, OH                   Leased through           10,000           Laboratory and offices
                                  January 31, 2010
Pfungstadt, Germany                    Leased               20,000           Manufacturing facility and offices

Singapore                        Leased through May          6,400           Manufacturing facility and offices
                                      31, 2000
Cheshire, UK                           Leased                1,500           Sales office

(a)      See Note 10 to the Consolidated Financial Statements.

         In addition, as of December 31, 1998, the Company owned or leased 24 sales, service and other facilities in the United States and 6 in foreign countries.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ITEQ." The high and low sales prices per share for the periods indicated were as follows:

                                                           HIGH            LOW
                                                           ----            ---
1997
  First Quarter                                         $  7 1/2        $  4 1/2
  Second Quarter                                        $  9 1/2        $  5 13/16
  Third Quarter                                         $ 14 1/8        $  9 1/4
  Fourth Quarter                                        $ 14 1/4        $ 10
1998
  First Quarter                                         $ 14 1/4        $ 9 7/8
  Second Quarter                                        $ 15            $ 6 1/4
  Third Quarter                                         $  8            $ 1 13/16
  Fourth Quarter                                        $  3 3/8        $ 2

         On March 17, 1999, the last reported sale price for the Common Stock, as quoted by the Nasdaq National Market, was $2.00 per share. As of the same date, there were approximately 8,700 holders of record of the Common Stock, and the Company estimates that there are over 9,000 beneficial owners of Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         The Company issued and sold unregistered securities during the year ended December 31, 1998 in connection with its acquisition of G.L.M. Tanks & Equipment Ltd., an Alberta corporation ("GLM"). Except as otherwise disclosed, the Company's securities issued and sold in the GLM transaction were not registered under the Securities Act, pursuant to the exemption available under

Section 4(2) thereof, for transactions not involving a public offering. No underwriter was involved in the transaction and no commissions were paid. The Company issued a total of 796,179 shares of Company Common Stock to the seven common shareholders of GLM in exchange for all of the outstanding common shares of GLM. Of the 796,179 shares of Company Common Stock issued in the GLM transaction, 742,039 shares were registered for resale on the Company's registration statement on Form S-3/A (Registration No. 333-58611) filed with the Commission on August 19, 1998. For a more detailed description of the GLM transaction, see Note 2 to the Company's Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial data for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 is derived from the audited consolidated financial statements of the Company. Accounts from acquisitions accounted for as purchases have been included for the periods subsequent to acquisition and all accounts, for relevant periods, have been restated to reflect acquisitions accounted for as poolings-of-interests. Historical results of operations, percentage fluctuations and any trends that may be inferred from the data below are not necessarily indicative of the results of operations for any future period. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and notes thereto.

                                                                             YEAR ENDED DECEMBER 31,
                                                           1994         1995         1996         1997         1998
                                                         ---------    ---------    ---------    ---------    ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data (1)(2)(3):
Revenue ..............................................   $  68,726    $ 100,424    $ 142,381    $ 269,806    $ 302,830
Cost of revenues .....................................      49,195       73,802      106,687      206,816      235,365
Selling, general and
  administrative expenses ............................      15,506       19,796       23,109       35,574       36,236
Depreciation and
  amortization .......................................       2,769        3,475        4,352        6,757        7,304
Merger, acquisition
  and strategic charges ..............................          --           --        1,819       17,956       11,901
                                                         ---------    ---------    ---------    ---------    ---------
Operating profit .....................................       1,256        3,351        6,414        2,703       12,024
Interest expense, net ................................      (1,128)      (1,331)      (2,347)      (5,402)      (6,302)
Miscellaneous income, net ............................         217          626          192          579           62
                                                         ---------    ---------    ---------    ---------    ---------

Earnings (Loss) from
  continuing operations
  before income tax provision,
  extraordinary loss and change
  in accounting principle ............................         345        2,646        4,259       (2,120)       5,784
Income tax provision .................................         440        1,112        1,632          801        2,111
                                                         ---------    ---------    ---------    ---------    ---------
Earnings (Loss) from
  continuing operations before
  extraordinary loss and change in
  accounting principle ...............................         (95)       1,534        2,627       (2,921)       3,673
Earnings (Loss) from
  discontinued operations ............................       1,524        1,957        1,297           --       (3,855)

Extraordinary loss from
  early extinguishment of debt .......................          --           --           --       (3,080)          --
Cumulative effect of
  change in accounting
  principle for income taxes .........................       2,931           --           --           --           --
                                                         ---------    ---------    ---------    ---------    ---------

Net earnings (loss) ..................................   $   4,360    $   3,491    $   3,924    $  (6,001)   $    (182)
                                                         =========    =========    =========    =========    =========

BASIC EARNINGS (LOSS) PER SHARE:
From continuing operations before
  extraordinary loss and change in
  accounting principle ...............................   $      --    $     .07    $     .13    $    (.12)   $     .13
From discontinued
  operations .........................................         .08          .10          .06           --         (.14)
Extraordinary loss from
  early extinguishment of debt .......................          --           --           --         (.13)          --
Cumulative effect of change
  in accounting principle ............................         .15           --           --           --           --
                                                         ---------    ---------    ---------    ---------    ---------
Net earnings (loss) ..................................   $     .23    $     .17    $     .19    $    (.25)   $    (.01)
                                                         =========    =========    =========    =========    =========
Weighted average common
  shares outstanding .................................      19,297       20,560       20,645       24,301       27,686
                                                         =========    =========    =========    =========    =========

DILUTED EARNINGS (LOSS) PER SHARE:
From continuing operations before
  extraordinary loss and change in
  accounting principle................................   $      --    $     .07    $     .13    $    (.12)   $     .13
From discontinued operations..........................         .08          .10          .06           --         (.14)
Extraordinary loss from early
  extinguishment of debt..............................          --           --           --         (.13)          --
Cumulative effect of change
  in accounting principle.............................         .15           --           --           --           --
                                                         ---------    ---------    ---------    ---------    ---------
Net earnings (loss)...................................   $     .23    $     .17    $     .19    $    (.25)   $    (.01)
                                                         =========    =========    =========    =========    =========
Weighted average common and
  common equivalent shares
  outstanding.........................................      19,297       20,746       21,004       24,301       27,982
                                                         =========    =========    =========    =========    =========

                                                                                  DECEMBER 31,
                                                         -------------------------------------------------------------
                                                           1994         1995         1996         1997         1998
                                                         ---------    ---------    ---------    ---------    ---------
BALANCE SHEET DATA:
Total assets..........................................   $ 117,706    $ 137,395    $ 224,752    $ 261,487    $ 286,655
Working capital.......................................      15,840       28,117       42,573       64,531       66,609
Long-term debt........................................      19,408       28,294       84,685       89,954      119,603
Stockholders' equity..................................      51,479       54,721       60,306       91,388      100,797

(1) Astrotech's historical operating results and balances have been included using Astrotech's fiscal years ended September 30. Effective January 1, 1997, ITEQ changed Astrotech's fiscal year to December 31 and the reported 1997 and 1998 amounts are for the year then ended. As a result, the three-month period ended December 31, 1996 for Astrotech is not presented. Revenues and earnings from continuing operations for this period were $33,804 and $1,181, respectively.

(2) During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at it's Allied subsidiary, and during 1998 Allied ceased operations. See Note 10 to the Consolidated Financial Statements.

(3) During September 1998 and effective on September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. The majority of the filtration group's operations relate to manufacturing fabric filters, wet and dry scrubbers and FRP fans. Management intends to sell the filtration group businesses during 1999. See Note 10 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
GENERAL

         Since its inception in 1990 the Company has experienced substantial growth through acquisitions. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses and results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods. The Company discontinued its low margin fabrication operations during 1997 and 1998, and adopted plans to discontinue the filtration group operations in September 1998 with its eventual sale expected in 1999.

         The Company's results of operations are affected by certain conditions outside the Company's control, including overall industrial economic conditions and specifically the demand for hydrocarbon processing products and services. Additionally, recent low oil prices and the oversupply of certain commodity chemicals have adversely affected many of the Company's customers in the refining and petrochemical industries. The downturn in the Asian market has reduced export opportunities and to a limited degree increased domestic competition from foreign equipment producers. Certain petrochemical and refining customers deferred equipment purchases related to certain major projects during the second half of 1998 that reduced demand for some of the Company's products. These factors have increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits in 1998. However, refinery and plant utilization remains near capacity and management believes that the intermediate and long-term prospects for the sale of the Company's equipment, parts and services to the hydrocarbon processing industry remain strong.

         The Company's results of operations for the year ended December 31, 1998 were also adversely affected by conditions relating to the Company's business combination following the October 1997 merger with Astrotech. On November 12, 1998, the Company announced actions to restructure its management organization, reduce its underlying cost structure and refocus the Company's efforts on providing superior customer service. These actions include a multi-step strategic plan designed to enhance future operations which was developed based on an in-depth review of the Company's operations and systems. This included replacing certain management personnel. Management also determined effective September 30, 1998, that the Filtration Group was non-core and decided to dispose of this business unit. The Filtration Group has been treated as a discontinued operation and is currently for sale. See Note 10.

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

         The Company recognizes revenue from certain short-term contracts using the completed contract method. Revenue is recognized under this method when a project is substantially complete. The contracts accounted for under this revenue recognition method are typically less than three months in duration.

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


RESULTS OF OPERATIONS

     1998 COMPARED WITH 1997

         Revenues

         Total revenues for 1998 increased $33,024, or 12%, from $269,806 for 1997 to $302,830. The storage group revenues increased by $42,197 of which $19,267 is due to internal growth and $11,575 is a result of the April 1998 acquisition of Reliable and the June 1998 acquisition of GLM. Additionally, 1998 revenues in the storage group increased by $11,355 as a result of the May 1997 acquisition of Trusco.

         Revenues decreased by $9,173 in the process group. This decrease was primarily due to a decrease from Graver Manufacturing Co., Inc.(fabricator of storage tanks and pressure vessels) in 1998 as compared to 1997 due to the restructuring of Graver to concentrate on higher margin jobs and the discontinuance of certain low margin fabricating business. This decrease was partially offset by the August 1997 acquisition of Exell.

         Cost of Revenues

         Cost of revenues for 1998 increased $28,549 or 14%, to $235,365 from $206,816 for 1997 primarily due to the increased revenues discussed above. Gross margins declined from 23.3% to 22.3% from 1997 to 1998 due to softening market conditions. The storage group cost of revenue increased by $34,379, of which $9,080 is due to the acquisition of GLM and Reliable, $10,380 is due to the 1997 acquisition of Trusco and the remaining $14,919 is a result of internal growth within the storage group.

         Cost of revenues decreased by $5,830 in the process group as a result of the above mentioned restructuring at Graver which was partially offset by the inclusion of Exell for the full year in 1998.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for 1998 increased by $662 and represented 13% of revenues in 1997 and 12% of revenues in 1998. Selling, general and administrative expenses have held fairly steady as the Company's revenues have grown. The storage group's selling, general and administrative expenses increased by $1,060, primarily as a result of the 1998 GLM and Reliable acquisition and the 1997 Trusco acquisition. The process group costs decreased by $1,825 primarily as a result of increased efficiencies as a result of consolidating facilities and restructuring. The other increases in expenses are a result of the growth within the corporate office to strengthen the infrastructure in order to support the increased size of the company.

         Depreciation and Amortization

         Depreciation and amortization expense for 1998 increased by $547 and was primarily attributable to acquisitions within the storage and process groups.

         Merger, Acquisition and Strategic Charges

         In 1998, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $11,901.

         Merger and acquisition costs of $1,117 related to a terminated purchase agreement and the termination of a proposed tender offer and other acquisition related activity.

         The Company incurred a strategic charge of $10,784. The charge included the costs, estimated as incremental job costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs. The Company also incurred severance costs and other benefits associated with employee terminations, including that of the Company's former president and chief operating officer, and legal and accounting services fees. Additional costs are expected to be incurred and be recognized in the first half of 1999 and are not expected to exceed $3,000.

         Interest Expense, net

         Interest expense for 1998 increased $900 to $6,302 from $5,402 in 1997. The increase in interest expense is a result of higher overall debt balances in 1998.

         Income Taxes

         The income tax expense from continuing operations for 1998 was $2,111 as compared to $801 in 1997. The 1997 effective tax rate was significantly higher than the Company's normal effective tax rate due to nondeductible acquisition expenses related to the merger with Astrotech. The effective tax rate for 1998 was 36.5%.

         Discontinued Operations

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. The loss from these discontinued operations for 1997 and 1998 was $2,956 and $1,259, respectively, net of $1,613 and $708 income tax benefit, respectively.

         During September 1998 and effective on September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. Management intends to sell the filtration group businesses during 1999, although no assurances can be made that a sale will be consummated. The earnings (loss) from these discontinued operations for 1997 and 1998 was $2,956 and ($2,596), respectively, net of $1,543 and ($1,491) income tax provision (benefit), respectively.

         Extraordinary Loss

         During the third quarter of 1997, the Company repaid its subordinated notes using available proceeds under its revolving credit facility. In October 1997, in connection with the Astrotech merger, the Company refinanced its and Astrotech's existing credit facilities. The Company incurred an extraordinary loss of $4,812, ($3,080 net of taxes), related to the write-off of unamortized debt issuance and discount costs.

1997 COMPARED WITH 1996

         Revenues

         Revenues for 1997 increased $127,425, or 89%, to $269,806 from $142,381 for 1996. The increased revenues are primarily attributable to the March 1996 acquisition of Graver, the November 1996 acquisition of Ohmstede, the May 1997 acquisition of Trusco and the August 1997 acquisition of Exell, all accounted for as purchases. These entities contributed revenues of $154,860 in 1997 as compared to $29,473 in 1996. The rest of the process and storage group entities revenues increased by $2,112 for 1997 as compared to 1996.

         Cost of Revenues

         Cost of revenues for 1997 increased $100,129 to $206,816 primarily due to the four acquisitions discussed above. The cost of revenues due to these process and storage group entities increased by $99,857, including cost of revenues associated with internal growth subsequent to the acquisitions.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the 1997 increased $12,465 to $35,574 from $23,109 in 1996. As a result of the four acquisitions, selling, general and administrative expenses increased by $12,483 for 1997 as compared to 1996.

         Depreciation and Amortization

         Depreciation and amortization expense was $6,757 for 1997 and $4,352 for 1996. The increase was primarily a result of the acquisitions discussed above, which increased depreciation and amortization by $2,174 for 1997 as compared to 1996.

         Merger, Acquisition and Strategic Charges

         During the fourth quarter of 1997, the Company recorded nonrecurring charges totaling $17,956 in connection with the merger of Astrotech and related restructuring of operations including the elimination of excess capacity and duplicate facilities. Of this amount, (i) transaction costs totaled $5,145, which consisted of professional fees paid to financial advisors, accountants and attorneys, (ii) costs to combine the operations of the Company and Astrotech included write-downs for duplicate facilities and excess capacity of $5,276,
(iii) severance costs and other benefits totaled $4,221 and (iv) business integration and reorganization costs of $3,314. Transaction costs include professional expenses of $361 related to the terminated purchase agreement with Matrix Service Company. Approximately $5,055 of the asset write-down was non-cash.

         Interest Expense

         Interest expense in 1997 was $5,402 compared to $2,347 in 1996. The increase in interest expense reflects the additional borrowings required to finance acquisitions. This increase was partially offset by application of the net proceeds of the May 1997 stock offering to reduce such debt.

         Income Taxes

         The income tax expense from continuing operations for 1997 was $801 as compared to $1,632 in 1996. The 1997 effective tax rate was significantly higher than the Federal statutory rate due to nondeductible acquisition expenses related to the merger with Astrotech.

         Discontinued Operations

         During August 1997 and effective August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. The loss from these discontinued operations in 1996 and 1997 was $1,542 and $2,956, net of income tax benefits of $871 and $1,613, respectively.

         During September 1998 and effective on September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. Management intends to sell the filtration group businesses during 1999, although no assurances can be made that a sale will be consummated. The earnings from these discontinued operations for 1996 and 1997 was $2,839 and $2,956, respectively, net of $1,763 and $1,543 of income tax provision, respectively.

         Extraordinary Item

         During the third quarter of 1997, the Company repaid its subordinated notes using available proceeds under its revolving credit facility. In October 1997, in connection with the Astrotech merger, the Company refinanced its and Astrotech's existing credit facilities. The Company incurred an extraordinary loss of $4,812 ($3,080 net of taxes), related to the write-off of unamortized debt issuance and discount costs.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998 the Company's cash position was $5,784 compared with $9,681 at December 31, 1997. Net working capital at December 31, 1998 increased to $66,609 from $64,531 at December 31, 1997.

         The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. There was $20,565 of unused commitment under the line of credit as of December 31, 1998. The Company's operating activities used $10,380 in cash during the year ended December 31, 1998. During 1997, the Company's operating activities provided $6,841 in cash, compared to $13,142 in cash provided in 1996. The negative cash flow from operations for 1998 includes the operations of the Filtration Group (see Note 10), a reduction in accrued liabilities which included cash payments of $7,757 that were accrued at December 31, 1997, related to the Astrotech acquisition and the expenditure of $1,117 related to two failed acquisitions. (See Note 3).

         The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases and indebtedness, and capital required for future acquisitions. The Company's general working capital requirements consist of salary costs and related overhead and the purchase price of materials and components, and may also include subcontract costs incurred prior to the receipt of corresponding progress payments under the contract with respect to which such costs are incurred. Management anticipates that the Company will make capital expenditures of approximately $5,000 in 1999 as compared to $5,938 in 1998.

         In November 1996, the Company amended its principal credit agreement to increase its maximum borrowings in conjunction with the Ohmstede acquisition. The financing consisted of a $35,000 term loan and a $38,000 revolving line of credit facility. In May 1997, ITEQ sold approximately 5,058 shares of common stock and used the net proceeds (approximately $31,795) to reduce debt. In addition to the bank financing, in November 1996, the Company issued Senior Subordinated Notes ("Subordinated Notes") to two institutional lenders in an aggregate amount of $15,000. The Subordinated Notes were scheduled to mature November 18, 2003, and bore interest at an initial rate of 12%. As additional consideration, the Subordinated Note holders received warrants to purchase an aggregate of 1,760 shares of the Company's common stock at $5.10 per share, subject to adjustment. Net of exercises, 1,460 shares remained to be issued under the warrants. The warrants may be exercised at any time prior to expiration on November 18, 2003. Approximately $2,300 warrant value was reflected as equity and as debt discount that was being amortized as additional interest expense over the seven year life of the Subordinated Notes. In 1997, ITEQ repaid the Subordinated Notes and refinanced its then existing revolving credit facility which resulted in extraordinary loss of approximately $3,080, net of an estimated tax benefit of $1,732.

         In connection with the October 1997 merger with Astrotech, ITEQ refinanced its and Astrotech's existing credit facilities under a new non-amortizing revolving credit facility with various financial institutions with a commitment of $145,000 as of December 31, 1998 (reducing to $135,000 on December 31, 1999) and maturing in October 2002 and bearing interest, at ITEQ's option, at BankBoston, N.A.'s ("BankBoston") customary base rate or at BankBoston's Eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to 0.75% for the applicable base rate margin, and from 1.50% to 2.50% for the applicable Eurodollar rate margin. This new credit facility is secured by substantially all of the assets of ITEQ, a pledge of 65% of the stock of each of ITEQ's material foreign subsidiaries, and a pledge of the stock of ITEQ's domestic subsidiaries and guarantees entered into by such domestic subsidiaries. The outstanding balance under the credit facility at December 31, 1998 was $119,603.

         ITEQ's principal credit facility requires the Company to maintain certain levels of net income, working capital and stockholders' equity and contains other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness, to pay dividends or to make acquisitions and certain investments. As previously disclosed, as of September 30, 1998, the Company was not in compliance with certain financial covenants of its loan agreement. The Company obtained an amendment to this agreement on December 14, 1998. At December 31, 1998, the Company was in compliance with the provisions of its loan agreement.

         Except with respect to funding any future acquisitions, management believes that cash generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet ITEQ's anticipated cash requirements for 1999. Management further believes that ITEQ could obtain additional capital to make acquisitions primarily through either issuances of common or preferred stock, or debt or lease financing, however, such financing may not be available when required or on terms acceptable to ITEQ.

YEAR 2000 ISSUE

         ITEQ is facing the Year 2000 issue which arises from the past practice of utilizing two digits (as opposed to four) to represent the year in some computer programs and software and could result in computational or operational errors as dates are compared across the century boundary. The Year 2000 problem could result in system failures or miscalculations causing disruptions of the operations of ITEQ, its vendors and its customers.

         ITEQ has developed a multi-phase plan to resolve potential Year 2000 problems relating to its information technology ("IT") systems and embedded chip technology contained in certain of its facilities and a limited number of products it produces, including identifying and evaluating all IT systems and embedded chip technology according to their potential business impact; identifying IT systems and embedded chip technology that use date functions and assessing them for Year 2000 functionality; reprogramming or replacing equipment/systems, where necessary, to ensure Year 2000 readiness; testing the code modifications and new equipment/systems to ensure successful operation in a post-1999 environment; and adoption of contingency plans in the case of potential Year 2000 failures. ITEQ currently has identified the IT systems and embedded chip technology utilizing date functions and assessing them for Year 2000 compliance. ITEQ expects remediation of most of its critical systems and embedded chip technology to be completed by June 30, 1999.

         ITEQ relies on numerous third-party vendors and suppliers for a wide variety of goods and services, including raw materials, banking, telecommunications and utilities such as water and electricity. Many of ITEQ's operations would be adversely affected if these supplies and services were curtailed as a result of a supplier's Year 2000 noncompliance. ITEQ is currently contacting its third party vendors to ensure that they have an effective plan in place to address the Year 2000 problem. ITEQ, however, has received little information from these vendors to date and does not have sufficient information to assess whether its external relationships will be Year 2000 ready. ITEQ intends to make further communications with those vendors who do not respond to ITEQ.

         ITEQ currently estimates that its Year 2000 costs will not exceed $500, most of which will be incurred in 1999. Certain of these costs may or may not be recurring. ITEQ expects cash flow from operations to be sufficient to fund these expenditures.

         If ITEQ's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process customers' orders, process financial transactions, bill customers, or report accurate data to management, shareholders, customers, and others as well as business interruptions or shutdowns, financial losses, and litigation related to Year 2000 issues.

         ITEQ is developing contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, ITEQ plans to develop reasonably likely failure scenarios for its critical IT systems and external relationships and the embedded systems in its critical facilities. Once these scenarios are identified, ITEQ will develop plans that are designed to reduce the impact on ITEQ, and provide methods of returning to normal operations, if one or more of those scenarios occur. ITEQ cannot guarantee that it will be able to resolve all of its Year 2000 issues. ITEQ expects contingency/recovery planning to be substantially complete by September 30, 1999.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MARKET RISK. The Company's results of operations are affected by certain conditions outside the Company's control, including overall industrial economic conditions and specifically the demand for hydrocarbon processing products and services.


         INTEREST RATE RISK. The Company has $119,603 of variable interest rate long-term debt outstanding at December 31, 1998. The rate in effect at December 31, 1998 was 6.97%. A hypothetical one tenth of one percent increase or decrease in the December 31, 1998 interest rates in effect for this debt is approximately $120 before taxes.

         FOREIGN CURRENCY RISK. Except for sales from certain foreign subsidiaries, the Company's sales are either US dollar denominated or payable in currency with fixed exchange rates against the US dollar. The Company has operations in Canada, Germany and Singapore in addition to operations in the United States and other countries. These companies' functional currencies are the Canadian dollar, the German Mark and the Singapore dollar, respectively. The company's financial results from these foreign operations are translated into US dollars in consolidation. As such, the Company is exposed to foreign currency risk to the extent that there are fluctuations in local currency exchange rates against the U.S. dollar.

         FOREIGN OPERATIONS. The Company has operations in other countries as mentioned above. As a result, the Company is exposed to risks normally associated with operations located outside the U.S. and Canada, including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

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

         (a)(3) EXHIBITS

EXHIBIT
NUMBER                                                     DESCRIPTION
-------                                                    -----------
3.1             -  Amended and Restated  Certificate of Incorporation of the Registrant.  (Filed as Appendix E to the Joint
                   Proxy  Statement/Prospectus  of the Registrant and Astrotech on October 3, 1997 and incorporated  herein by reference).

3.2             -  Amended and Restated Bylaws of the  Registrant.  (Filed as an exhibit to Form 10-Q for the quarter ended
                   September 30, 1997 and incorporated herein by reference).

4.1             -  See  Exhibits  3.1 and 3.2  for  provisions  of the  Certificate  of  Incorporation  and  Bylaws  of the
                   Registrant defining the rights of holders of Common Stock.

4.2             -  Second  Amendment to Revolving  Credit  Agreement,  dated as of December 14, 1998, among the Registrant, the Guarantors and various lending institutions including BankBoston,  N.A., as Agent, and Deutsche Bank
                   AG, as  Documentation  Agent (Filed as an exhibit to Form 8-K filed  December 22, 1998 and  incorporated herein by reference).

4.3             -  First Amendment to Rights Agreement  effective November 19, 1998 between the Registrant and Harris Trust and  Savings  Bank,  as Rights  Agent.  (Filed as an exhibit  to Form 8-K filed  November  20,  1998 and incorporated herein by reference).

4.4             -  Rights  Agreement  dated as of  September 4, 1998  between the  Registrant  and Harris Trust and Savings
                   Bank, as Rights Agent, which includes as Exhibit C thereto the Form of Right  Certificate.  (Filed as an exhibit to Form 8-K filed September 15, 1998 and incorporated herein by reference).

4.5             -  Revolving Credit Agreement dated as of October 28, 1997 by and among the Registrant,  the Guarantors and various lending institutions  including Deutsche Bank AG as Documentation Agent and BankBoston,  N.A. as
                   Agent.  (Filed as an exhibit to Form 10-Q for the quarter  ended  September  30,  1997 and  incorporated herein by reference).

4.6             -  Warrant Agreement, dated November 18,  1996, between the Registrant and International Mezzanine Capital,
                   B.V. ("Mezzanine").  (Filed as an exhibit to Form 8-K dated December 5,  1996 and incorporated herein by reference).

4.7             -  Warrant  Agreement  dated  November 18,  1996,  between the Registrant  and First  Commerce  Corporation
                   ("First Commerce").  (Filed as an exhibit to Form 8-K dated December 5,  1996 and incorporated herein by reference).

4.8             -  Registration  Rights  Agreement dated  November 18,  1996,  among the Registrant,  Mezzanine,  and First
                   Commerce.  (Filed  as an  exhibit  to Form  8-K  dated  December 5,  1996  and  incorporated  herein  by reference).

4.9             -  Warrant  Agreement,  dated April 24,  1996, between the Registrant and Sanders Morris Mundy, Inc. (Filed as an  exhibit  to Form  10-Q for the  quarter  ended  September 30,  1996 and  incorporated  herein  by reference).

EXHIBIT
NUMBER                                                    DESCRIPTION
-------                                                   -----------
4.10            -  Warrant  Agreement,  dated December 1992,  between  Registrant and  Pennsylvania  Merchant  Group,  Ltd.
                   (Filed as an exhibit to Form 10-K for fiscal  year  ending  March 31,  1993 and  incorporated  herein by reference).

10.1            -  Plan and  Agreement of Merger dated as of June 30, 1997,  by and between the  Registrant  and  Astrotech
                   International Corporation  ("Astrotech").  (Filed as Appendix A to the Joint Proxy  Statement/Prospectus
                   of the Registrant and Astrotech on October 3, 1997 and incorporated herein by reference).

10.2            -  Stock Purchase  Agreement  dated as of April 30, 1997, by and between Jared A.  Trussler,  Ray E. Crosno and Leslie D. Scott  ("Sellers") and Astrotech  (predecessor-in-interest  to the Registrant).  (Filed as an exhibit to Form 8-K of Astrotech dated as of May 14, 1997 and incorporated herein by reference).

10.3            -  Stock  Purchase  Agreement,  dated April 24, 1997,  among the owners of Exell,  Inc.  ("Exell")  and the
                   Registrant.  (Filed as an exhibit to Amendment No. 2 to the Registrant's  Registration Statement on Form
                   S-2 (No. 333-23245) and incorporated herein by reference).

10.4            -  First  and  Second  Amendment  to Exell  Stock  Purchase  Agreement  among  the  owners of Exell and the
                   Registrant.  (Filed as an exhibit to Form 10-Q for the quarter  ending  June 30,  1997 and  incorporated herein by reference).

10.5            -  Amendment No. 2, as of February 28, 1997, to the Stock  Purchase  Agreement  dated  February 7, 1994, by and among Astrotech  (predecessor-in-interest  to the Registrant),  Brown-Minneapolis Tank & Fabricating
                   Company  ("BMT") and Irwin  Jacobs.  (Filed as an exhibit to Form 10-Q for the  quarter  ended March 31,
                   1997 of Astrotech and incorporated herein by reference).

10.6            -  Purchase and Sale Agreement,  dated as of the Effective Date (as defined therein), between Babel, Miller
                   & Blackwell  Partnership (the "Partnership") and the Registrant.  (Filed as an exhibit to Form 8-K dated
                   August 28, 1997 and incorporated herein by reference).

10.7            -  First  Amendment to Purchase and Sale  Agreement,  effective  August 13,  1997,  among the  Partnership,
                   Beaumont Franklin Street Properties,  L.L.C. ("BFSP"), Neches Street Properties,  L.L.C. ("NSP") and the
                   Registrant.  (Filed  as an  exhibit  to Form 8-K  dated  August  28,  1997 and  incorporated  herein  by reference).

*10.8           -  Agreement dated January 29, 1999 between the Registrant and William P. Reid.

*10.9              Annex I to Agreement dated January 29, 1999 between the Registrant and William P. Reid.

10.10           -  Severance  Agreement  dated September 17, 1998,  between  Registrant and John  Camardella.  (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

10.11           -  Employment  Agreement  dated  September 30, 1997 for Mark E. Johnson.  (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

10.12           -  Employment  Agreement dated March 1,  1996, between the Registrant and Lawrance W. McAfee.  (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

10.13           -  Employees Stock Purchase Plan, as amended,  dated  December 15,  1994. (Filed as an exhibit to Form 10-K for year ended December 31, 1994 and incorporated herein by reference).

10.14           -  Director  Stock  Option  Plan,  as  amended.  (Plan  filed as an exhibit to Proxy  Statement  for Annual
                   Meeting of  Stockholders  held on June 29,  1995, and amendment filed as an exhibit to Form 10-Q for the quarter ended June 30, 1996 both of which are incorporated herein by reference).

10.15           -  Amended  and   Restated   ITEQ  1990  Stock   Option   Plan.   (Filed  as  Appendix  D  to  Joint  Proxy
                   Statement/Prospectus  of the  Registrant  and  Astrotech on October 3, 1997 and  incorporated  herein by reference).

10.16           -  1984 Stock  Option Plan.  (Filed as an exhibit to  Astrotech's  Registration  Statement on Form S-8 (No.
                   33-3360) and incorporated herein by reference).

EXHIBIT
NUMBER                                                    DESCRIPTION
-------                                                   -----------
10.17           -  1989 Stock Incentive Plan. (Filed as an exhibit to Astrotech's  Registration  Statement on Form S-8 (No.
                   33-2975) and incorporated herein by reference).

10.18           -  The 1994 Stock Option Plan for the Employees of BMT.  (Filed as an exhibit to  Astrotech's  Registration
                   Statement on Form S-8 (No. 33-85106) and incorporated herein by reference).

10.19           -  1995  Non-Employee  Directors' Stock Option Plan. (Filed as an exhibit to Astrotech's Proxy Statement of
                   Astrotech for the Annual Meeting of Shareholders filed on or about April 10, 1995).

10.20           -  Lease,  dated  August 13,  1997  among  Beaumont  Franklin  Street  Properties,  L.L.C.,  Neches  Street
                   Properties,  L.L.C.  and Exell.  (Filed as an exhibit to Form 8-K dated August 28, 1997 and incorporated herein by reference).

10.21           -  Lease  Agreement  dated  May 25,  1994,  between  Halligan  and Labbe  Enterprises,  L.L.C.  and  Amerex
                   Industries,  Inc.  (Filed  as an  exhibit  to Form  10-K  for  the  year  ended  December 31,  1994  and incorporated herein by reference).

10.22           -  License and  Technical  Assistance  Agreement  dated  August 28,  1991,  between  Interel  Environmental
                   Technologies,  Inc.  and Heinrich  Luhr  Staubtechnik  GmbH & Co.  (Filed as an exhibit to Form S-1 (No.
                   33-44205) and incorporated herein by reference).

*21.1           -  List of Subsidiaries of the Registrant.

*23.1           -  Consent of Arthur Andersen LLP.

*23.2           -  Consent of PricewaterhouseCoopers LLP.

*27             -  Financial Data Schedule.

----------------
*  Filed herewith.

(b) REPORTS ON FORM 8-K

         The Company filed the following Reports on Form 8-K during the fourth quarter of 1998:

o Form 8-K filed November 20, 1998, with respect to First Amendment to the Rights Agreement effective November 19, 1998 between the Registrant and Harris Trust and Savings Bank, as Rights Agent.

o Form 8-K filed December 22, 1998, with respect to the Second Amendment to Revolving Credit Agreement dated as of December 14, 1998, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche Bank AG as Documentation Agent.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                 ------
Reports of Independent Public Accountants........................................................F-2, 3

Consolidated Balance Sheets-December 31, 1997 and December 31, 1998..............................F-4

Consolidated Statements of Operations--Years ended December 31, 1996,
  1997 and 1998..................................................................................F-5

Consolidated Statements of Stockholders' Equity--Years ended
  December 31, 1996, 1997 and 1998...............................................................F-6

Consolidated Statements of Cash Flows--Years ended December 31, 1996,
  1997 and 1998..................................................................................F-7

Notes to Consolidated Financial Statements.......................................................F-8

                                   ITEQ, INC.
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ITEQ, Inc.:

         We have audited the accompanying consolidated balance sheets of ITEQ, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We did not audit the financial statements of Astrotech International Corporation, a company acquired during 1997 in a transaction accounted for as a pooling-of-interests, as discussed in Note 2, for the year ended September 30, 1996. The statements of operations, stockholders' equity and cash flows for Astrotech International Corporation are included in the 1996 consolidated statements of operations and cash flows of ITEQ, Inc. and reflect revenues of 59% of the consolidated total, a portion of which is included in discontinued operations. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Astrotech International Corporation, is based solely upon the report of other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITEQ, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Arthur Andersen LLP


Houston, Texas
March 17, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
 Astrotech International Corporation:

         We have audited the consolidated statements of income, stockholders' equity and cash flows of Astrotech International Corporation and subsidiaries for the year ended September 30, 1996 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Astrotech International Corporation and subsidiaries for the year ended September 30, 1996, in conformity with generally accepted accounting principles.

PricewaterhouseCoopers LLP


Pittsburgh, Pennsylvania
December 6, 1996

                                   ITEQ, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   1997         1998
                                                                                 ---------    ---------
                                           ASSETS
CURRENT ASSETS
Cash and cash equivalents ....................................................   $   9,681    $   5,784
Due on contracts and other receivables, net ..................................      72,881       67,752
Costs and estimated earnings in excess of billings on
     uncompleted contracts ...................................................      30,164       26,589
Inventories ..................................................................      13,138       25,818
Prepaid expenses, deposits and other assets ..................................       3,538        4,583
Deferred tax asset ...........................................................       7,589        1,403
Assets held for sale .........................................................       2,925          935
                                                                                 ---------    ---------
         Total current assets ................................................     139,916      132,864
PROPERTY AND EQUIPMENT, NET ..................................................      42,198       50,125
OTHER ASSETS, NET ............................................................      79,373      103,666
                                                                                 ---------    ---------

     TOTAL ASSETS ............................................................   $ 261,487    $ 286,655
                                                                                 =========    =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable .............................................................   $  24,861    $  28,046
Accrued liabilities:
     Job costs ...............................................................       9,498       12,085
     Accrued compensation and benefits .......................................       6,077        3,765
     Accrued expenses and other current liabilities ..........................      26,755       12,666
Billings in excess of costs and estimated earnings on
     uncompleted contracts ...................................................       8,194        9,693
                                                                                 ---------    ---------
         Total current liabilities ...........................................      75,385       66,255

LONG-TERM LIABILITIES
Long-term obligations ........................................................      89,954      119,603
Deferred tax liability .......................................................       4,760           --
                                                                                 ---------    ---------
         Total Liabilities ...................................................     170,099      185,858
                                                                                 ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares
     authorized; no shared issued or outstanding .............................          --           --
Common stock, $.001 par value; 40,000 authorized 26,912 shares issued and outstanding at December 31, 1997 and 28,298 shares issued at
     December 31, 1998 .......................................................          27           28
Treasury stock, at cost, 139 shares at December 31, 1998 .....................          --       (1,000)
Additional paid-in capital ...................................................     119,823      131,450
Retained earnings (deficit) ..................................................     (27,644)     (27,826)
Translation adjustment .......................................................        (818)      (1,855)
                                                                                 ---------    ---------
         Total Stockholders' Equity ..........................................      91,388      100,797
                                                                                 ---------    ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................   $ 261,487    $ 286,655
                                                                                 =========    =========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1996         1997         1998
                                                            ---------    ---------    ---------
Revenues ................................................   $ 142,381    $ 269,806    $ 302,830
Cost of revenues ........................................     106,687      206,816      235,365
Selling, general and administrative expenses ............      23,109       35,574       36,236
Depreciation and amortization ...........................       4,352        6,757        7,304
Merger, acquisition and strategic charges ...............       1,819       17,956       11,901
                                                            ---------    ---------    ---------

Operating profit ........................................       6,414        2,703       12,024
Interest expense, net ...................................      (2,347)      (5,402)      (6,302)
Miscellaneous income, net ...............................         192          579           62
                                                            ---------    ---------    ---------
Earnings (Loss) from continuing operations before
   income tax provision and extraordinary loss ..........       4,259       (2,120)       5,784
Income tax provision ....................................       1,632          801        2,111
                                                            ---------    ---------    ---------
Earnings (Loss) from continuing operations before
   extraordinary loss ...................................       2,627       (2,921)       3,673
                                                            ---------    ---------    ---------
Earnings (Loss) from discontinued operations, net of
   income tax provision (benefit) of $892,
   $996 and ($2,199), respectively ......................       1,297        1,895       (3,855)
Loss on disposal of discontinued operations,
   net of income tax benefit of $1,066 ..................          --       (1,895)          --
                                                            ---------    ---------    ---------

Earnings (Loss) from discontinued operations ............       1,297           --       (3,855)
                                                            ---------    ---------    ---------

Extraordinary loss on early extinguishment
   of debt, net of income tax benefit of $1,732 .........          --       (3,080)          --
                                                            ---------    ---------    ---------

Net earnings (loss) .....................................   $   3,924    $  (6,001)   $    (182)
                                                            =========    =========    =========

BASIC EARNINGS (LOSS) PER SHARE:
Earnings (Loss) from continuing operations ..............   $     .13    $    (.12)   $     .13
Earnings (Loss) from discontinued operations ............         .06           --         (.14)
Extraordinary loss ......................................          --         (.13)          --
                                                            ---------    ---------    ---------
Net earnings (loss) per common share ....................   $     .19    $    (.25)   $    (.01)
                                                            =========    =========    =========

Weighted average common shares outstanding ..............      20,645       24,301       27,686
                                                            =========    =========    =========

DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (Loss) from continuing operations ..............   $     .13    $    (.12)   $     .13
Earnings  from discontinued operations ..................         .06           --         (.14)
Extraordinary loss ......................................          --         (.13)          --
                                                            ---------    ---------    ---------
Net earnings (loss) per common share ....................   $     .19    $    (.25)   $    (.01)
                                                            =========    =========    =========

Weighted average common and common equivalent shares
   outstanding ..........................................      21,004       24,301       27,982
                                                            =========    =========    =========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                    COMMON                ADDITIONAL   RETAINED                        TOTAL
                                                     STOCK    TREASURY     PAID-IN     EARNINGS      TRANSLATION    STOCKHOLDERS'
                                        SHARES      AMOUNT     STOCK       CAPITAL     (DEFICIT)    ADJUSTMENT (A)     EQUITY
                                      ---------    ---------  ---------   ----------   ---------    --------------  -------------
BALANCE, DECEMBER 31, 1995 ..........    20,683    $      21  $      --   $   80,999   $ (26,748)   $          449  $      54,721
Stock issued for the employee
  stock purchase plan ...............        15           --         --           44          --                --             44
Stock issued for the exercise of
  stock options .....................        74           --         --          151          --                --            151
Repurchase of  shares ...............       (84)          --         --         (292)         --                --           (292)
Warrants issued to subordinated
  lenders, net of issuance costs ....        --           --         --        2,082          --                --          2,082
Foreign currency
  translation adjustment ............        --           --         --           --          --              (324)          (324)
Net earnings ........................        --           --         --           --       3,924                --          3,924
                                      ---------    ---------  ---------   ----------   ---------    --------------  -------------

BALANCE, DECEMBER 31, 1996 ..........    20,688           21         --       82,984     (22,824)              125         60,306
Issuance of 5,058 shares of
  common stock ......................     5,058            5         --       31,790          --                --         31,795

Exercise of warrants ................       190           --         --          857          --                --            857
Stock issued for employee
  stock purchase plan and
  exercise of stock options .........       976            1         --        4,192          --                --          4,193
Effect of change in Astrotech
  year end ..........................        --           --         --           --       1,181                --          1,181
Foreign currency
  translation adjustment ............        --           --         --           --          --              (943)          (943)
Net loss ............................        --           --         --           --      (6,001)               --         (6,001)
                                      ---------    ---------  ---------   ----------   ---------    --------------  -------------
BALANCE, DECEMBER 31, 1997 ..........    26,912           27         --      119,823     (27,644)             (818)        91,388
Exercise of warrants ................       322           --         --        1,530          --                --          1,530
Stock issued for employee
  stock purchase plan and
  exercise of stock options .........       268           --         --        1,659          --                --          1,659
Repurchase of common stock ..........        --           --     (1,000)          --          --                --         (1,000)
GLM purchase ........................       796            1         --        8,438          --                --          8,439
Foreign currency
  translation adjustment ............        --           --         --           --          --            (1,037)        (1,037)
Net loss ............................        --           --         --           --        (182)               --           (182)
                                      ---------    ---------  ---------   ----------   ---------    --------------  -------------
BALANCE, DECEMBER 31, 1998 ..........    28,298    $      28  $  (1,000)  $  131,450   $ (27,826)   $       (1,855) $     100,797
                                      =========    =========  =========   ==========   =========    ==============  =============


(a) The only component of comprehensive income that is not included in the accompanying consolidated statement of operations is the foreign currency translation adjustment. Comprehensive income for the three years ended December 31, 1998 is as follows:

                                            1996       1997       1998
                                          -------    -------    -------
Net Income (Loss)                         $ 3,924    $(6,001)   $  (182)
Foreign Currency Translation Adjustment      (324)      (943)    (1,037)
                                          -------    -------    -------
Comprehensive Income (Loss)               $ 3,600    $(6,944)   $(1,219)
                                          =======    =======    =======

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                                            1996        1997        1998
                                                                                          --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) ...................................................................   $  3,924    $ (6,001)   $   (182)
Adjustments to reconcile net earnings (loss) to net cash
  Provided (used) by operating activities:
  Depreciation and amortization .......................................................      5,717       7,859       8,314
  Provision (benefit) for deferred income taxes .......................................      1,634      (3,240)     (2,211)
  Non-cash write-offs related to discontinued operations ..............................         --         824          --
  Gain on sale of investment in subsidiary ............................................       (160)         --          --
  Extraordinary loss on early extinguishment of debt ..................................         --       4,812          --
  Change in Astrotech fiscal year end .................................................         --       1,181          --
  Tax benefit from employee stock plans ...............................................         --         630         707
  Non-cash write-offs from restructuring ..............................................         --       5,055          --
  Non-cash interest ...................................................................        302         499         174
  Changes in assets and liabilities, net of effects of businesses acquired:
       Due on contracts and other receivables, net ....................................      3,698      (3,559)      8,867
       Inventories ....................................................................      2,613       5,106      (1,362)
       Costs and estimated earnings in excess of billings on
         uncompleted contracts ........................................................     (4,139)     (2,859)      3,711
       Prepaid expenses, deposits and other assets ....................................       (518)       (985)       (970)
       Accounts payable and accrued liabilities .......................................     (1,995)      3,002     (26,532)
       Billings in excess of costs and estimated earnings on
          uncompleted contracts .......................................................     (1,197)      1,053       1,577
       Progress billings ..............................................................      4,128      (4,891)       (579)
       Other ..........................................................................       (865)     (1,645)     (1,894)
                                                                                          --------    --------    --------
      Net cash provided (used) by operating activities ................................     13,142       6,841     (10,380)
                                                                                          --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquired businesses, net of cash acquired .............................    (55,622)    (18,776)    (23,055)
  Purchases of property and equipment .................................................     (8,291)     (5,377)     (5,938)
  Contingent purchase consideration paid ..............................................       (544)     (3,354)         --
  Cash received from sale of land, buildings & equipment ..............................        215          --       2,538
  Proceeds from note receivable from employee .........................................        613          --          --
  Proceeds from sale of investment in subsidiary ......................................      1,000          --          --
                                                                                          --------    --------    --------
     Net cash used by investing activities ............................................    (62,629)    (27,507)    (26,455)
                                                                                          --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term obligations .................................................     32,499      17,840          --
  Proceeds from subordinated debt & warrants ..........................................     15,000     (15,000)         --
  Payments of long-term obligations ...................................................     (2,499)    (70,830)         --
  Net borrowings under line of credit .................................................     17,432      55,531      30,949
  Debt issuance costs .................................................................     (3,002)         --          --
  Net proceeds from common stock offering .............................................         --      31,795          --
  Proceeds from exercise of stock options and warrants ................................        178       4,420       3,189
  Costs relating to issuance of warrants and stock ....................................       (206)         --          --
  Repayments of long-term debt to related parties .....................................       (160)         --          --
  Repayment of other long-term debt ...................................................     (4,239)         --          --
  Cash paid for stock repurchase ......................................................       (292)         --      (1,000)
  Other ...............................................................................       (426)         --          --
                                                                                          --------    --------    --------
      Net cash provided by financing activities .......................................     54,285      23,756      33,138
                                                                                          --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................................       (107)       (399)       (200)
                                                                                          --------    --------    --------
      Net increase (decrease) in cash and cash equivalents ............................      4,691       2,691      (3,897)
  Cash and cash equivalents, beginning of period ......................................      2,299       6,990       9,681
                                                                                          --------    --------    --------
  Cash and cash equivalents, end of period ............................................   $  6,990    $  9,681    $  5,784
                                                                                          ========    ========    ========

Supplemental disclosure of cash flow information:
  Cash paid for interest ..............................................................   $  3,023    $  6,853    $  7,504
                                                                                          ========    ========    ========
  Cash paid for income taxes ..........................................................   $    844    $    380    $  1,812
                                                                                          ========    ========    ========
Supplemental schedule of non-cash investing & financing activities:
     Non-compete agreements ...........................................................   $    500    $     --    $     --
                                                                                          ========    ========    ========
     Net business assets disposed through company
       financing or non-cash consideration ............................................   $    950    $     --    $     --
                                                                                          ========    ========    ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ITEQ, Inc. ("ITEQ" or the "Company") designs, engineers, manufactures, and services process and storage equipment and components. The Company's products and services are utilized by customers in manufacturing processes requiring the process, treatment, storage, or movement of gases and liquids. Management of the Company believes that it is the leading domestic manufacturer and servicer of shell and tube heat exchangers, principally for petrochemical and refining applications and that the Company is a leading designer and producer of above-ground storage tanks ("ASTs") and related products primarily for the petrochemical, refining, water storage, food and agriculture industries. The Company also manufactures specialized process equipment, such as pressure vessels, principally for the refining, petrochemical and plastics industries. ITEQ also provides non-destructive testing and inspection services for ASTs, pressure vessels and blenders and offers mobile storage tank leasing services. The Company operates internationally, with its equipment, systems and services sold or utilized in countries worldwide.

BUSINESS AND MARKET CONDITIONS

         The Company's results of operations are affected by certain conditions outside the Company's control, including overall industrial economic conditions and specifically the demand for hydrocarbon processing products and services. Additionally, recent low oil prices and the oversupply of certain commodity chemicals have adversely affected many of the Company's customers in the refining and petrochemical industries. The downturn in the Asian market has reduced export opportunities and to a limited degree increased domestic competition from foreign equipment producers. Certain petrochemical and refining customers deferred equipment purchases related to certain major projects during the second half of 1998 that reduced demand for some of the Company's products. These factors have increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits in 1998. However, refinery and plant utilization remains near capacity and management believes that the intermediate and long-term prospects for the sale of the Company's equipment, parts and services to the hydrocarbon processing industry remain strong.

         The Company's results of operations for the year ended December 31, 1998 were also adversely affected by conditions relating to the Company's business combination following the October 1997 merger with Astrotech International Corporation ("Astrotech"). On November 12, 1998, the Company announced actions to restructure its management organization, reduce its underlying cost structure and refocus the Company's efforts on providing superior customer service. These actions include a multi-step strategic plan designed to enhance future operations which was developed based on an in-depth review of the Company's operations and systems. This included replacing certain management personnel. Management also determined effective September 30, 1998, that the Filtration Group was non-core and decided to dispose of this business unit. The Filtration Group has been treated as a discontinued operation and is currently for sale. See Note 10.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. Management believes that such cash generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet ITEQ's anticipated cash requirements for 1999.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         REVENUE RECOGNITION

         The Company records most of its revenues using the percentage-of-completion method. Under this method, the Company recognizes as revenues that portion of the total contract price which the cost of work completed to date bears to the estimated total cost of the work included in the contract. Because contracts may extend over more than one fiscal period, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Contract costs include all direct material, labor and subcontracting costs and those indirect costs related to contract performance, such as supplies, tools and repairs. See Note 3 regarding incremental job costs classified as strategic charges in 1998.

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

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid temporary investments, including those with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts.

         ACCOUNTS RECEIVABLE

         At December 31, 1997 and 1998, due on contracts and other receivables consist of:

                                                       1997        1998
                                                     --------    --------
Billings on completed contracts and contracts
   in progress ...................................   $ 69,263    $ 63,237
Retained contract receivables ....................      4,599       5,271
Allowance for doubtful accounts ..................       (981)       (756)
                                                     --------    --------
         Total ...................................   $ 72,881    $ 67,752
                                                     ========    ========

All retainages as of December 31, 1998 are expected to be collected by December 31, 1999.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         INVENTORIES

         Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, labor, overhead and purchased parts and are valued at the lower of cost or market. The Company accrues certain open purchase orders as the Company would incur substantial expense to cancel such purchase orders. These amounts are included in work in progress inventory in 1998. Cost is determined by the average cost method for materials and the first-in, first-out (FIFO) method for purchased parts. Inventory at December 31, 1997 and 1998, consists of the following:

                                                        1997            1998
                                                      --------        --------
 Raw materials...................................     $  6,910        $  6,654
 Work in progress................................        5,027          18,759
 Finished goods..................................        1,201             405
                                                      --------        --------
       Total.....................................     $ 13,138        $ 25,818
                                                      ========        ========

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, including costs to ready assets for use. Depreciation and amortization of property and equipment is computed on the straight-line method over the estimated useful lives of the assets and is recognized as depreciation expense on the statement of operations. At December 31, 1997 and 1998, property and equipment was comprised of the following items:

                                                 ESTIMATED USEFUL
                                                      LIVES                  1997                  1998
                                                 ----------------          --------              ---------
Land                                                   N/A                 $  3,647              $   4,561
Furniture and fixtures                              3-15 years                4,094                  6,504
Machinery and equipment                             5-15 years               29,309                 30,742
Buildings and improvements                          7-39 years               12,423                 20,023
Leasehold improvements                              3-10 years                  388                    209
Tanks and trucks held for lease                     4-15 years                8,352                  9,324
                                                                           --------               --------
                                                                             58,213                 71,363
Less accumulated depreciation and
     amortization                                                           (16,015)               (21,238)
                                                                           --------               --------
Property and equipment, net                                                $ 42,198               $ 50,125
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

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         OTHER ASSETS

         The excess of costs over net assets acquired, licenses, trademarks and tradenames are amortized on a straight-line basis over periods ranging from five to forty years. The Company monitors each entity's historical and expected performance in the context of the value assigned to acquisition intangibles and to the amortization period applied to each intangible asset. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. The Company modifies the life and/or the carrying amount of an acquisition intangible if an impairment is identified. Amortization expense from continuing operations was $734, $2,325 and $2,220 for the years ended December 31, 1996, 1997 and 1998, respectively.

         At December 31, 1997 and 1998, other assets was comprised of the following items:

                                                             1997       1998
                                                           --------   --------
Excess of costs over net assets acquired, net of
   accumulated amortization of $7,787 and $10,173
   at December 31, 1997 and 1998, respectively .........   $ 65,867   $ 84,291
Licenses, patents, trademarks and tradenames, net
   of accumulated amortization of $1,639 and $2,240
   at December 31, 1997 and 1998, respectively .........     11,607     15,484
Deferred tax asset .....................................         --      2,159
Other ..................................................      1,899      1,732
                                                           --------   --------
       Total ...........................................   $ 79,373   $103,666
                                                           ========   ========

         INCOME TAXES

         Deferred taxes are provided based on temporary differences between the book and tax basis of assets and liabilities using presently enacted tax rates.

         EARNINGS (LOSS) PER COMMON SHARE

         SFAS No. 128 was applied to all periods presented. Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding including the dilutive effect of common stock equivalents. The only reconciling difference between the numerator and denominator between basic and diluted earnings per share is the impact of common stock options and warrants outstanding calculated using the treasury stock method.

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

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash with various financial institutions. Accounts receivable at any given time are concentrated in a large number of primarily domestic customers. An allowance for doubtful accounts has been provided for estimated losses. To mitigate credit risk, the Company may require customers to make advance payments or secure obligations with letters of credit.

         COMPREHENSIVE INCOME

         The Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that all items required to be recognized under this standard as components of comprehensive income, such as the Company's foreign currency translation adjustments, be reported in a financial statement. See Consolidated Statements of Stockholders' Equity.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the December 31, 1998 presentation.

NOTE 2--BUSINESS COMBINATIONS

         Results of operations for business combinations accounted for as purchases are included in the accompanying consolidated financial statements since the date of acquisition. The allocations of the purchase price to the fair market value of the net assets acquired in the 1998 acquisitions are based on preliminary estimates of fair market values and may be revised if additional information concerning asset and liability valuations is obtained. With respect to business combinations accounted for as poolings-of-interests, the consolidated financial statements have been restated for all periods presented as if the companies had been combined since inception.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


GLM

         Effective June 1, 1998, the Company purchased the shares of G.L.M. Tanks and Equipment, Ltd. ("GLM"), a Canadian company, for approximately $28,500, consisting of 796 shares of the Company's common stock, valued based on the average closing prices of the Company's stock when the principal terms were agreed and announced at approximately $8,400, and cash consideration of approximately $19,870 and acquisition expenses of approximately $230. This acquisition has been accounted for as a purchase. GLM is a manufacturer of storage tanks and process equipment in western Canada.

RELIABLE

         Effective April 1, 1998, the Company purchased the assets of Reliable Steel Fabricators, Inc. ("Reliable") for approximately $4,000 in cash. This acquisition has been accounted for as a purchase. Reliable is a manufacturer of storage tanks serving the Pacific Northwest.

ASTROTECH

         On October 28, 1997, the Company merged with Astrotech International Corporation ("Astrotech") in a transaction accounted for as a pooling-of-interests (the "Merger"). Astrotech was a domestic designer, fabricator and supplier of proprietary storage tank products and services providing a range of inspection, engineering, construction and maintenance services for aboveground storage tanks and also offering mobile storage tank leasing services. Industries served include refining, petrochemical, wastewater treatment, agricultural, pulp and paper, mining, water storage, power generation and process systems. The Company issued approximately 9,541 shares of ITEQ common stock in exchange for all the outstanding shares of Astrotech common stock based on an exchange ratio of .93 of a share of ITEQ common stock for each share of Astrotech common stock outstanding. In addition, all outstanding options to purchase Astrotech common stock were converted into options to purchase shares of ITEQ common stock, as adjusted for the exchange ratio. In connection with the Merger, the Company amended and restated its Certificate of Incorporation to, among other things, increase its authorized shares of common stock from 30,000 to 40,000.

         Prior to the Merger, Astrotech used a fiscal year ending on September
30. Accordingly, the restated financial statements combine the September 30, 1996 financial statements of Astrotech with the December 31, 1996 financial statements of the Company. Revenues and earnings from continuing operations of Astrotech for the three month period ended December 31, 1996 were $33,804 and $1,181, respectively, with net earnings reflected as an adjustment to retained earnings effective January 1, 1997.

         Combined and separate results of the Company and Astrotech during the periods preceding the merger were as follows:

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                       EARNINGS FROM         NET
                                                                         CONTINUING        EARNINGS
                                                         REVENUES        OPERATIONS          (LOSS)
                                                         --------      -------------       --------
Nine months ended September 30, 1997 (unaudited):
    ITEQ .............................................   $ 87,650         $  3,470         $    546
    Astrotech ........................................    110,943            3,531            3,531
                                                         --------         --------         --------
         Combined ....................................   $198,593         $  7,001         $  4,077
                                                         ========         ========         ========

     1996:
         ITEQ.........................................   $ 19,643         $ (1,383)        $    (86)
         Astrotech....................................    122,738            4,010            4,010
                                                         --------         --------         --------
         Combined.....................................   $142,381         $  2,627         $  3,924
                                                         ========         ========         ========

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

         The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition as follows:

Working capital.....................................   $ 1,424
Property and equipment..............................     1,422
Excess of costs over net assets acquired............     5,242
                                                       -------
          Total purchase price......................   $ 8,088
                                                       =======

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

         The base purchase price of $11,458 consisted of $10,958 in cash and $500 of acquisition-related expenses. In addition, the Company repaid Trusco's existing bank obligations totaling $4,500.

         The purchase price has been allocated to the assets purchased and liabilities assumed based upon the estimated fair values at the date of acquisition as follows:

           Working capital.....................................     $  4,800
           Property and equipment..............................        3,658
           Debt assumed........................................       (4,726)
           Excess of costs over net assets acquired............        7,726
                                                                    --------
              Total purchase price.............................     $ 11,458
                                                                    ========

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


OHMSTEDE

         On November 20, 1996 (effective November 1, 1996), the Company purchased all the outstanding stock (excluding certain assets and liabilities) of Ohmstede, Inc. ("Ohmstede") for $52,924 consisting of $52,000 for Ohmstede's stock and $924 for related acquisition costs. Assets not purchased included the majority of receivables due from a 99 percent equity investment in C&D Robotics ("C&D"), a partnership formerly consolidated by Ohmstede; a federal tax deposit made by the owners; and the cash surrender value of life insurance policies for certain owners. Additionally, the former owners received approximately $600 in dividends just prior to the transaction, as set forth in the agreement with the Company.

         The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition, as follows:

      Working capital.......................................  $ 14,800
      Property and equipment................................     8,453
      Intangibles...........................................     7,500
      Excess of costs over net assets acquired..............    21,914
      Imputed interest expense..............................       257
                                                              --------
                Total purchase price........................  $ 52,924
                                                              ========

GRAVER

         On March 28, 1996, the Company purchased Graver Holding Company and its wholly-owned subsidiary, Graver Tank & Mfg. Co., Inc. (collectively "Graver"). Graver designs, manufactures and erects storage tanks and pressure vessels for the petroleum and process industries. Graver also provides nickel-clad installations for the power generation and air pollution industries, providing fabrication and erection of scrubbers, and stack liners.

         The base purchase price of approximately $2,900 consisted of approximately $2,750 in cash and approximately $150 of acquisition-related expenses. As of December 31, 1998, additional cash proceeds of approximately $1,250 have been paid pursuant to the terms of an earn-out arrangement based on future profits (as defined) which were achieved as of December 31, 1997. These payments were recorded as costs in excess of net assets acquired. In addition, the Company repaid Graver's existing bank obligations totaling approximately $2,400.

         Net assets acquired were approximately $4,696 and costs of the acquisition in excess of net assets of the business acquired were approximately $870.

PRO FORMA RESULTS OF OPERATIONS

         The following unaudited pro forma consolidated results of operations assume that the purchase of Exell, Trusco, Ohmstede and Graver occurred on January 1, 1996:

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                 AS REPORTED
                                     ITEQ                            PRO FORMA
                                     1997       EXELL      TRUSCO       1997
                                 -----------  --------    -------    ---------
Revenues .....................   $ 269,806    $ 15,166    $ 7,571    $ 292,543
Earnings (Loss) from
   continuing operations .....      (2,921)        367        (71)      (2,625)
Net earnings (loss) ..........      (6,001)        367        (71)      (5,705)
Basic earnings (loss) per
    common share:
    From continuing
    operations ...............        (.12)        .02         --         (.11)
    Net earnings (loss).......        (.25)        .02         --         (.23)
Diluted earnings (loss)
    per common share:
    From continuing
    operations................        (.12)        .01         --         (.11)
    Net earnings (loss).......        (.25)        .01         --         (.23)


                                AS REPORTED
                                   ITEQ                                                                         PRO FORMA
                                   1996            EXELL        TRUSCO         OHMSTEDE        GRAVER             1996
                                -----------       -------       -------        --------        -------          ---------
Revenues ..................     $   142,381       $26,779       $24,809        $ 83,124        $10,389          $ 287,482
Earnings (Loss) from
   continuing operations...           2,627           406           950           2,339           (666)             5,656
   Net earnings (loss).....           3,924           406           950           2,339           (666)             6,953
Basic earnings per
    common share:
    From continuing
    operations.............             .13           .02           .05             .11           (.03)               .27
    Net earnings (loss)....             .19           .02           .05             .11           (.03)               .34

Diluted earnings (loss)
    per common share:
    From continuing
    operations............              .13           .02           .04             .11           (.03)               .27
    Net earnings (loss)...              .19           .02           .04             .11           (.03)               .33


         The pro forma financial information may not necessarily be indicative of the Company's results of operations that would have occurred had the transaction been effected on the assumed dates, nor do the pro forma results purport to indicate the Company's results of operations for any future period.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The 1998 pro forma results of operations is not presented for the acquisitions of GLM and Reliable due to the timing and relative significance of such acquisitions to the 1998 pro forma results of operations.

NOTE 3--MERGER, ACQUISITION AND STRATEGIC CHARGES

         For the year ended December 31, 1998, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $11,901.

         Merger and acquisition costs of $1,117 related to terminated purchase agreements and other acquisition related activity.

         The Company incurred a strategic charge of $10,784. The charge included the costs, estimated as incremental jobs costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs. The Company also incurred severance costs and other benefits associated with employee terminations, including that of the Company's former president and chief operating officer, and legal and accounting services fees. Additional costs are expected to be incurred and recognized in the first half of 1999 and are not expected to exceed $3,000.

         During the fourth quarter of 1997, the Company recorded nonrecurring charges totaling $17,956 in connection with the merger with Astrotech and the related restructuring of operations including the elimination of excess capacity and duplicate facilities. Of this amount, (i) transaction costs totaled $5,145, which consisted of professional fees paid to financial advisors, accountants and attorneys, (ii) costs to combine the operations of the Company and Astrotech included write-downs for duplicate facilities and excess capacity of $5,276,
(iii) severance costs and other benefits totaled $4,221 and (iv) business integration and reorganization costs totaled $3,314. Transactions costs include professional fees of $361 related to a terminated purchase agreement. Approximately $5,055 of the asset write-down was non-cash.

         During 1996, the Company incurred a restructuring charge of $1,819. The charge included (i) a provision for the contractually required severance obligations to the former president and chief executive officer who was replaced in March 1996, and (ii) the cost of implementing new management's plan to reduce the Company's overall cost structure including employee severance, lease and other contract buyouts, inventory and other asset impairments, losses related to termination of unprofitable business lines, excess machinery disposal and other related costs.

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

NOTE 4--CONTRACTS IN PROGRESS

         The Company obtains substantially all of its contracts through competitive bids. The Company's prerequisites for billing on contracts vary with individual contract terms. The Company sometimes has bonds or letters of credit as collateral on accounts receivable, and generally all

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


amounts are due in the month following performance under contract except for retainages that are collected upon completion of the contract. The Company has lien rights on certain contracts.

         Costs incurred to date, estimated earnings and the related progress billings to date on contracts in progress are as follows:

                                                                                1997                    1998
                                                                              ---------              ---------
     Costs incurred to date............................................       $ 203,243              $ 259,447
     Estimated earnings................................................          53,402                 44,816
                                                                              ---------              ---------
     Revenue recognized................................................         256,645                304,263
     Progress billings to date.........................................        (234,815)              (287,863)
     Costs incurred for which no revenues were
          recognized to date...........................................             140                    496
                                                                              ---------              ---------
                                                                              $  21,970              $  16,896
                                                                              =========              =========

         The preceding is included in the accompanying consolidated balance sheets as follows:

                                                               1997        1998
                                                             --------    --------
Costs and estimated earnings in excess of billings on
  uncompleted contracts ..................................   $ 30,164    $ 26,589
Billings in excess of costs and estimated earnings on
  uncompleted contracts ..................................     (8,194)     (9,693)
                                                             --------    --------
                                                             $ 21,970    $ 16,896
                                                             ========    ========

NOTE 5--LONG-TERM OBLIGATIONS

         Long-term obligations as of December 31, 1997 and 1998 of $89,954 and $119,603, respectively, consist of the revolving loan facility. The December 31, 1998 balance of $119,603 is due to be paid in October 2002.

         During the third quarter of 1997, the Company repaid its subordinated notes using available proceeds under its revolving credit facility. In October 1997, in connection with the Astrotech merger, the Company refinanced its and Astrotech's existing credit facilities. The Company incurred an extraordinary loss of $4,812, ($3,080 net of taxes), related to the write-off of unamortized debt issuance and discount costs.

REVOLVING LOAN FACILITY

         In October 1997, in connection with the Astrotech Merger, the Company refinanced its and Astrotech's existing credit facilities under a new revolving credit facility (the "New Credit Facility") with various financial institutions. As amended in December 1998, the New Credit Facility provides a commitment amount of up to $145,000 at December 31, 1998 (reducing to $135,000 at December 31, 1999) maturing in October 2002 and bearing interest, at the Company's option, at BankBoston, N.A.'s customary base rate or at BankBoston's eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to .75% for the applicable base rate margin, and from 1.5% to 2.5% for the applicable eurodollar rate margin. The applicable interest rate on amounts outstanding at December 31, 1998 was 6.97%. A commitment fee ranging from 0.375% to 0.5% per annum is payable on the unused portion of the New Credit Facility. The New Credit Facility is secured by substantially all of the assets of the Company, a pledge of 65% of the stock of

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


each of ITEQ's material foreign subsidiaries, and a pledge of the stock of the Company's domestic subsidiaries and guarantees entered into by such subsidiaries.

         The Company's credit facility requires the Company to maintain certain levels of net income, working capital and stockholders' equity and contain other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness, to pay dividends or to make acquisitions and certain investments. As previously disclosed, as of September 30, 1998, the Company was not in compliance with certain financial covenants of its loan agreement. The Company obtained an amendment to this agreement on December 14, 1998. At December 31, 1998, the Company was in compliance with the provisions of its loan agreement.

         During the third quarter of 1997, the Company repaid its subordinated notes using available proceeds under its revolving credit facility. In October 1997, in connection with the Astrotech merger, the Company refinanced its and Astrotech's existing credit facilities. The Company incurred an extraordinary loss of $4,812 ($3,080 net of taxes), related to the write-off of unamortized debt issuance and discount costs.

NOTE 6--LEASE COMMITMENTS

         The Company and its subsidiaries are obligated under various leases for office and manufacturing facilities and certain machinery, equipment and fixtures. Certain leases have renewal or escalation clauses or both. The following is a schedule of minimum rental commitments under all non-cancelable leases:

         Year ending December 31,
         ------------------------
                    1999 ......................   $1,190
                    2000 ......................      789
                    2001 ......................      399
                    2002 ......................      241
                    2003 ......................      240
                                                  ------
                    Total .....................   $2,859
                                                  ======

         The leases provide for payment of maintenance and other expenses by the Company. Rent expense from continuing operations was approximately $900, $753 and $1,196 for the years ended December 31, 1996, 1997 and 1998. The filtration group has minimum rental commitments under non-cancelable leases of $564, $480, $402, $399 and $399 for the years 1999, 2000, 2001, 2002 and 2003, respectively, which are not included in the above table.

NOTE 7--INCOME TAXES

         Provision (benefit) for income taxes related to continuing operations consists of the following:

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                    YEAR ENDED DECEMBER 31,
                                -----------------------------
                                 1996       1997       1998
                                -------    -------    -------
Current:
         Federal ............   $  (592)   $ 4,508    $    --
         State ..............       289        702        387
         Foreign ............       160        169        134
                                -------    -------    -------
Total current provision .....      (143)     5,379        521
                                -------    -------    -------

Deferred:
         Federal ............     1,720     (3,943)     1,533
         State ..............        55       (580)       320
         Foreign ............        --        (55)      (263)
                                -------    -------    -------
Total deferred provision ....     1,775     (4,578)     1,590
                                -------    -------    -------
Income tax provision ........   $ 1,632    $   801    $ 2,111
                                =======    =======    =======

         The earnings (loss) before taxes relating to foreign operations totaled approximately $400, $500 and ($120) for the years ended December 31, 1996, 1997 and 1998, respectively.

         The tax effects of the financial reporting and income tax reporting basis differences which give rise to the deferred income tax asset and liability are as follows:

                                                                      DECEMBER 31,
                                                                 --------------------
                                                                   1997        1998
                                                                 --------    --------
Net current deferred income tax assets (liabilities):
         Compensation recognition ..........................     $    632    $    387
         Accruals ..........................................        4,506         735
         Tax benefit carry forwards ........................        2,387          --
         Contract accounting ...............................           64         281
                                                                 --------    --------
                                                                 $  7,589    $  1,403
                                                                 ========    ========
Net non-current deferred income tax assets (liabilities):
         Tax benefit carry forwards ........................     $  1,230    $ 11,400
         Property and equipment ............................       (4,930)     (7,908)
         Intangible assets .................................         (914)     (1,187)
         Valuation allowance ...............................         (146)       (146)
                                                                 --------    --------
                                                                 $ (4,760)   $  2,159
                                                                 ========    ========

         The valuation allowance relates to deferred tax assets for losses incurred by foreign subsidiaries. These losses will be carried forward to future years and are not expected to expire.

         As of December 31, 1997 and 1998, the Company had regular U.S. and foreign net operating losses carried forward for tax reporting purposes totaling approximately $10,600 and $28,900, respectively. These tax benefit carryforwards were classified as non-current in 1998 since their realization is expected after one year. Management believes it is more likely than not that the tax benefit carryforwards will be realized.

         Differences between the Company's effective income tax rate and the statutory federal income tax rate are as follows:

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       1996       1997       1998
                                                     -------    -------    -------
Tax provision at the federal statutory income
   Tax rate ......................................   $ 1,449    $  (721)   $ 1,967
Differences in foreign versus U.S. tax rates .....         7         56        (76)
State income taxes, net of federal benefit .......       248       (103)       282
Amortization of intangible assets ................       216        231        393
Non-deductible acquisition costs .................        --        884         60
Valuation allowance ..............................      (270)        --         --
Other ............................................       (18)       454       (515)
                                                     -------    -------    -------
         Total tax provision .....................   $ 1,632    $   801    $ 2,111
                                                     =======    =======    =======

         The valuation allowance was reduced by $270 for the year ended December 31, 1996 in order to properly recognize the portion of the Company's deferred tax asset which was more likely than not to be realized.

NOTE 8--COMMON STOCK AND PREFERRED STOCK

         In May 1997, the Company sold approximately 5,058 shares of common stock. The primary use of the offering net proceeds of $31,795 was to reduce debt incurred for the Company's acquisition program.

         On September 4, 1998, the Board of Directors of the Company declared a distribution of one right for each outstanding share of common stock to stockholders of record at the close of business on September 14, 1998 and designated 300 shares of the authorized preferred stock as a class to be distributed under a stockholder rights agreement. Upon the occurrence of certain events enumerated by the stockholder rights agreement, each right entitles the registered holder to purchase a fraction of a share of the Company's authorized preferred stock. The rights, among other things, will cause substantial dilution to a person or group that attempts to acquire the Company. The rights expire on March 4, 2000 but may be redeemed earlier.

NOTE 9--STOCK WARRANTS AND OPTIONS

STOCK WARRANTS

         At December 31, 1998, subordinated debt warrants for 1,460 shares of common stock at an exercise price of $5.10 per share were outstanding. These warrants were issued in November 1996 and expire in November 2003. The exercise price of the subordinated debt warrants is subject to adjustment. In 1998, warrants for 334 shares were exercised for net proceeds of $1,530.

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

         Prior to the Merger, Astrotech maintained four stock option plans for its employees and nonemployee directors, the 1984 Stock Option Plan, the 1989 Stock Incentive Plan, the 1994 Stock Option Plan for Employees of BMT (the "BMT Plan") and the 1995 Nonemployee Directors Stock Option Plan. The numbers of options and exercise price per share was converted to ITEQ options in accordance with the exchange rate in the merger agreement. The Merger effected no other terms of any of the plans. All outstanding options, except for grants under the BMT Plan, are fully exerciseable. The BMT Plan options issued vest at the rate of 20% per year after the first anniversary from the date of grant.

         The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net earnings (loss) and net earnings (loss) per common share would have been reduced to the following pro forma amounts:

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        1996        1997        1998
                                                     ---------   ---------    --------
Net earnings (loss):
   As reported ...................................   $   3,924   $  (6,001)   $   (182)
   Pro forma .....................................       3,767      (6,446)       (930)
Basic net earnings (loss) per common share:
   As reported ...................................         .19        (.25)       (.01)
   Pro forma .....................................         .18        (.27)       (.03)
Diluted net earnings (loss) per common share:
   As reported ...................................         .19        (.25)       (.01)
   Proforma ......................................         .18        (.27)       (.03)

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of the pro forma cost to be expected in future years. The table above excludes $85 of expense related to immediately vested options granted to Astrotech employees in October 1996. Astrotech's net earnings for three months ended December 31, 1996, of $1,181 would have been $1,096 on a pro forma basis. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                1996 GRANTS                1997 GRANTS                 1998 GRANTS
                                           -----------------------    -----------------------    ------------------------
Expected dividend yield                              0%                         0%                         0%
Expected stock price volatility                42.88%-44.85%             54.17% - 61.78%             64.07% - 70.98%
Risk free interest rate                         5.38%-6.93%               5.51% - 5.57%               4.21% - 5.70%
Expected life of options                      4.25 to 10 years            5 to 10 years               5 to 10 years

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Stock option grants for 1996 and 1997 include both ITEQ and Astrotech grants. A summary of the status of the Company's stock option plans at December 31, 1996, 1997 and 1998 and changes during the years then ended is presented in the table below:

                                                    1996                  1997                  1998
                                              ------------------    ------------------    ------------------
                                                        WTD AVG               WTD AVG               WTD AVG
                                              SHARES    EX PRICE    SHARES    EX PRICE    SHARES    EX PRICE
                                              ------    --------    ------    --------    ------    --------
Outstanding at beginning of year ..........    1,774    $   3.55     1,907    $   3.60     1,293    $   4.81
Granted ...................................      418        3.65       453        7.35       320        9.52
Exercised .................................      (70)      (2.70)     (967)      (3.67)     (259)      (3.57)
Forfeited .................................     (201)      (3.42)     (100)      (3.65)     (257)      (5.71)
Expired ...................................      (14)      (4.71)       --          --        (9)      (4.75)
                                              ------    --------    ------    --------    ------    --------
Outstanding at end of year ................    1,907    $   3.60     1,293    $   4.81     1,088    $   6.26
                                              ======    ========    ======    ========    ======    ========
Exercisable at end of year ................    1,302    $   3.71       553    $   3.78       614    $   5.43
                                              ======    ========    ======    ========    ======    ========
Weighted average fair value of options
granted ...................................   $ 1.82                $ 5.16                $ 4.48
                                              ======                ======                ======

         The options outstanding at December 31, 1998 have exercise prices between $1.22 and $13.94 and a weighted average remaining contractual life of
4.5 years.

         The Company maintains an Employee Stock Purchase Plan whereby all employees are eligible for participation after ninety days of service. Under this plan, employees may purchase stock at 90% of the current market price of the stock. During the years ended December 31, 1996, 1997, and 1998, 15, 9 and 31 shares, respectively, were issued under the plan.

NOTE 10--DISCONTINUED OPERATIONS

         ALLIED

         During August 1997 and effective August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Such operations ceased in the third quarter of 1998.

         Sales from Allied's discontinued operations were $24,779, $15,297 and $3,867 for the years ended 1996, 1997 and 1998, respectively. Summary operating results through August 31, the date of measurement, for 1997 were as follows:

       Revenues.............................................      $11,800
       Operating loss.......................................          578
       Interest expense.....................................        1,030
       Loss before income taxes.............................        1,608
       Income tax benefit...................................          547
       Net loss from Allied's discontinued operations.......        1,061

         Operating losses during the phase out period have been included in the loss on disposal of discontinued operations in the accompanying financial statements. Net losses of $1,259 have been incurred for the year ended December 31, 1998. Net losses of $1,895 were incurred in 1997 subsequent to the measurement date. Interest expense has been allocated based on intercompany debt balances. After tax interest expense of $193 and $313 have been included in the estimated loss for the years ended December 31, 1997 and 1998, respectively. Discontinued operations have not been separated in the consolidated balance sheet or statements of cash flows and, therefore,

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


amounts for certain captions will not agree with the respective consolidated statements of operations.

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

         The effect of the accounting change increased 1996 net earnings as follows:

         Net earnings .............................................      $321
         Basic net earnings  per common share......................      $.02
         Diluted net earnings  per common share....................      $.02

         FILTRATION

         During September 1998 and effective September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. The majority of the filtration group's operations relate to manufacturing fabric filters, wet and dry scrubbers and FRP fans. Management intends to sell the filtration group businesses during 1999, although no assurances can be made that a sale will be consummated. Management believes that the company will not incur additional losses from operations or the sale of the filtration group; therefore no additional losses have been accrued.

         The net assets of the filtration group are included in the December 31, 1998 consolidated balance sheet and are summarized as follows:

Due on contracts and other receivables, net                      $ 6,706
Costs and estimated earnings in excess of billings
   on uncompleted contracts                                        5,917
Inventories                                                        1,091
Property and equipment, net                                        1,362
Other assets, net                                                 13,847
                                                                 -------
     Total assets                                                 28,923
                                                                 -------
Accounts payable                                                   3,966
Accrued liabilities                                                4,761
                                                                 -------
     Total liabilities                                             8,727
                                                                 -------
     Net assets of filtration group discontinued operations      $20,196
                                                                 =======

         Sales from the filtration groups' discontinued operations were $66,434, $65,793 and $39,661 for the years ended 1996, 1997 and 1998, respectively. Summary operating results through September 30, the date of measurement, for 1998 were as follows:

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         Revenues........................................................     $31,044
         Operating loss..................................................       3,284
         Interest expense................................................         731
         Loss before income taxes........................................       3,644
         Income tax benefit..............................................       1,330
         Net loss from filtration group's discontinued operations........       2,314

         After tax losses from the date of measurement of $282 have been incurred through December 31, 1998. After tax interest expense of $177 is included in the operating loss from the date of measurement. Net income of $2,956 has been incurred for the year ended December 31, 1997.

         Discontinued operations have not been separated in the consolidated balance sheet or statements of cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of operations.

NOTE 11--CONTINGENCIES

         Certain of the Company's subsidiaries are parties to legal proceedings in the ordinary course of business. While the outcome of lawsuits or other proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

NOTE 12--RETIREMENT PLANS

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

NOTE 13--SEGMENT REPORTING

                                                  1996         1997         1998
                                                ---------    ---------    ---------
Revenue from external customers
   Storage ..................................   $ 109,553    $ 127,645    $ 169,842
   Process ..................................      32,828      142,161      132,988
                                                ---------    ---------    ---------
     Total ..................................   $ 142,381    $ 269,806    $ 302,830
                                                =========    =========    =========

Revenue from internal operating segments
   Storage ..................................   $      --    $     843    $     790
   Process ..................................          --        1,004        2,804
                                                ---------    ---------    ---------
     Total ..................................   $      --    $   1,847    $   3,594
                                                =========    =========    =========

Depreciation and amortization
   Storage ..................................   $   3,576    $   4,141    $   4,605
   Process ..................................         512        2,347        2,637
   Other ....................................         264          269           62
                                                ---------    ---------    ---------
     Total ..................................   $   4,352    $   6,757    $   7,304
                                                =========    =========    =========

Operating profit (loss)
   Storage ..................................   $   9,278    $   9,217    $  15,438
   Process ..................................       3,573       14,305       12,497
   Other ....................................      (6,437)     (20,819)     (15,911)
                                                ---------    ---------    ---------
     Total ..................................   $   6,414    $   2,703    $  12,024
                                                =========    =========    =========


Earnings (Loss) from continuing operations
   before income tax provision (benefit) and
   extraordinary loss Storage................   $   9,412    $   7,304    $   7,696
   Process...................................       2,611        8,579        7,585
   Other.....................................      (7,764)     (18,003)      (9,497)
                                                ---------    ---------    ---------
     Total...................................   $   4,259    $  (2,120)   $   5,784
                                                =========    =========    =========

Identifiable assets
   Storage...................................   $  78,198    $  90,356    $ 140,906
   Process...................................      80,630       94,112      105,615
   Other.....................................      65,924       77,019       40,134
                                                ---------    ---------    ---------
     Total...................................   $ 224,752    $ 261,487    $ 286,655
                                                =========    =========    =========


                                   ITEQ, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 14--MAJOR CUSTOMERS AND FOREIGN OPERATIONS

         Due to the nature of the Company's business, contracts are generally nonrecurring. For the years ended December 31, 1996, 1997 and 1998, no single customer accounted for 10% of revenues. Financial data by geographical area is as follows:


                            1996       1997       1998
                          --------   --------   --------
Revenue:
         North America    $134,614   $259,133   $294,920
         Europe              4,240      4,926      5,092
         Asia                3,527      5,747      2,818
                          --------   --------   --------
                  Total   $142,381   $269,806   $302,830
                          ========   ========   ========

Operating profit (a):
         North America    $  5,938   $  1,955   $ 11,633
         Europe                258        220        355
         Asia                  218        528         36
                          --------   --------   --------
                  Total   $  6,414   $  2,703   $ 12,024
                          ========   ========   ========

Identifiable assets:
         North America    $211,418   $245,847   $274,282
         Europe              9,471     10,717      8,910
         Asia                3,863      4,923      3,463
                          --------   --------   --------
                  Total   $224,752   $261,487   $286,655
                          ========   ========   ========

        (a) Includes merger, acquisition and strategic charges of $1,819, $17,956 and $11,901, for 1996, 1997 and 1998, respectively.

         Including exports, international sales accounted for approximately 12% of total revenue in 1998.

                                   ITEQ, INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 15--UNAUDITED QUARTERLY FINANCIAL DATA

                                               First            Second             Third          Fourth
                                              Quarter           Quarter           Quarter         Quarter
                                              -------           -------           -------         -------
1998
Revenues                                      $71,135           $79,770           $74,035         $77,890
Merger, acquisition and strategic
   charges                                        194               845             8,800           2,062
Earnings (Loss) from
   continuing operations                        3,467             3,933            (3,777)             50
Net earnings (loss)                             3,853             3,501            (7,304)           (232)
Basic earnings (loss) per share:
   From continuing operations                     .13               .14              (.13)             --
   Net earnings (loss)                            .14               .13              (.26)           (.01)
Diluted earnings (loss) per share:
   From continuing operations                     .13               .13              (.13)             --
   Net earnings (loss)                            .14               .12              (.26)           (.01)

1997
Revenues                                      $60,422           $63,949           $74,222         $71,213
Merger, acquisition and strategic
   charges                                         --                --                --          17,956
Earnings (Loss) from
   continuing operations                        1,907             2,145             2,949          (9,922)
Net earnings (loss)                             1,905             2,321              (149)        (10,078)
Basic earnings (loss) per share:
   From continuing operations                     .09               .09               .11            (.37)
   Net earnings (loss)                            .09               .10              (.01)           (.38)
Diluted earnings (loss)per share:
   From continuing operations                     .09               .09               .10            (.37)
   Net earnings (loss)                            .09               .10              (.01)           (.38)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 1999.


                                    ITEQ, Inc.
                                    (Registrant)

                                      By          /s/ MARK E. JOHNSON
                                         ---------------------------------------
                                                    (Mark E. Johnson)
                                                Chairman of the Board and
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the 22nd day of March, 1999.

                         Signature                                            Title
                         ---------                                            -----
                    /s/ MARK E. JOHNSON                       Director, Chairman of the Board and
------------------------------------------------------------    Chief Executive Officer
                     (Mark E. Johnson)                          (Principal Executive Officer)




                  /s/ LAWRANCE W. McAFEE                      Director, Executive Vice President,
------------------------------------------------------------     Chief Financial Officer and
                   (Lawrance W. McAfee)                          Secretary (Principal Financial Officer)



                  /s/ MICHAEL APPLING JR.                     Vice President of Finance and Accounting
------------------------------------------------------------     (Principal Accounting Officer)
                   (Michael Appling Jr.)


                   /s/ THOMAS N. AMONETT                      Director
------------------------------------------------------------
                    (Thomas N. Amonett)


                   /s/ T. WILLIAM PORTER                      Director
------------------------------------------------------------
                    (T. William Porter)


                    /s/ JAMES L. RAINEY                       Director
------------------------------------------------------------
                     (James L. Rainey)


                     /s/ JAMES A. READ                        Director
------------------------------------------------------------
                      (James A. Read)

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                                    DESCRIPTION
 -------                                                   -----------
3.1             -  Amended and Restated  Certificate of Incorporation of the Registrant.  (Filed as Appendix E to the Joint
                   Proxy  Statement/Prospectus  of the Registrant and Astrotech on October 3, 1997 and incorporated  herein by reference).

3.2             -  Amended and Restated Bylaws of the  Registrant.  (Filed as an exhibit to Form 10-Q for the quarter ended
                   September 30, 1997 and incorporated herein by reference).

4.1             -  See  Exhibits  3.1 and 3.2  for  provisions  of the  Certificate  of  Incorporation  and  Bylaws  of the
                   Registrant defining the rights of holders of Common Stock.

4.2             -  Second  Amendment to Revolving  Credit  Agreement,  dated as of December 14, 1998, among the Registrant, the Guarantors and various lending institutions including BankBoston,  N.A., as Agent, and Deutsche Bank
                   AG, as  Documentation  Agent (Filed as an exhibit to Form 8-K filed  December 22, 1998 and  incorporated herein by reference).

4.3             -  First Amendment to Rights Agreement  effective November 19, 1998 between the Registrant and Harris Trust and  Savings  Bank,  as Rights  Agent.  (Filed as an exhibit  to Form 8-K filed  November  20,  1998 and incorporated herein by reference).

4.4             -  Rights  Agreement  dated as of  September 4, 1998  between the  Registrant  and Harris Trust and Savings
                   Bank, as Rights Agent, which includes as Exhibit C thereto the Form of Right  Certificate.  (Filed as an exhibit to Form 8-K filed September 15, 1998 and incorporated herein by reference).

4.5             -  Revolving Credit Agreement dated as of October 28, 1997 by and among the Registrant,  the Guarantors and various lending institutions  including Deutsche Bank AG as Documentation Agent and BankBoston,  N.A. as
                   Agent.  (Filed as an exhibit to Form 10-Q for the quarter  ended  September  30,  1997 and  incorporated herein by reference).

4.6             -  Warrant Agreement, dated November 18,  1996, between the Registrant and International Mezzanine Capital,
                   B.V. ("Mezzanine").  (Filed as an exhibit to Form 8-K dated December 5,  1996 and incorporated herein by reference).

4.7             -  Warrant  Agreement  dated  November 18,  1996,  between the Registrant  and First  Commerce  Corporation
                   ("First Commerce").  (Filed as an exhibit to Form 8-K dated December 5,  1996 and incorporated herein by reference).

4.8             -  Registration  Rights  Agreement dated  November 18,  1996,  among the Registrant,  Mezzanine,  and First
                   Commerce.  (Filed  as an  exhibit  to Form  8-K  dated  December 5,  1996  and  incorporated  herein  by reference).

4.9             -  Warrant  Agreement,  dated April 24,  1996, between the Registrant and Sanders Morris Mundy, Inc. (Filed as an  exhibit  to Form  10-Q for the  quarter  ended  September 30,  1996 and  incorporated  herein  by reference).

4.10            -  Warrant  Agreement,  dated December 1992,  between  Registrant and  Pennsylvania  Merchant  Group,  Ltd.
                   (Filed as an exhibit to Form 10-K for fiscal  year  ending  March 31,  1993 and  incorporated  herein by reference).

10.1            -  Plan and  Agreement of Merger dated as of June 30, 1997,  by and between the  Registrant  and  Astrotech
                   International Corporation  ("Astrotech").  (Filed as Appendix A to the Joint Proxy  Statement/Prospectus
                   of the Registrant and Astrotech on October 3, 1997 and incorporated herein by reference).

10.2            -  Stock Purchase  Agreement  dated as of April 30, 1997, by and between Jared A.  Trussler,  Ray E. Crosno and Leslie D. Scott  ("Sellers") and Astrotech  (predecessor-in-interest  to the Registrant).  (Filed as an exhibit to Form 8-K of Astrotech dated as of May 14, 1997 and incorporated herein by reference).

 EXHIBIT
 NUMBER                                                    DESCRIPTION
 -------                                                   -----------
10.3            -  Stock  Purchase  Agreement,  dated April 24, 1997,  among the owners of Exell,  Inc.  ("Exell")  and the
                   Registrant.  (Filed as an exhibit to Amendment No. 2 to the Registrant's  Registration Statement on Form
                   S-2 (No. 333-23245) and incorporated herein by reference).

10.4            -  First  and  Second  Amendment  to Exell  Stock  Purchase  Agreement  among  the  owners of Exell and the
                   Registrant.  (Filed as an exhibit to Form 10-Q for the quarter  ending  June 30,  1997 and  incorporated herein by reference).

10.5            -  Amendment No. 2, as of February 28, 1997, to the Stock  Purchase  Agreement  dated  February 7, 1994, by and among Astrotech  (predecessor-in-interest  to the Registrant),  Brown-Minneapolis Tank & Fabricating
                   Company  ("BMT") and Irwin  Jacobs.  (Filed as an exhibit to Form 10-Q for the  quarter  ended March 31,
                   1997 of Astrotech and incorporated herein by reference).

10.6            -  Purchase and Sale Agreement,  dated as of the Effective Date (as defined therein), between Babel, Miller
                   & Blackwell  Partnership (the "Partnership") and the Registrant.  (Filed as an exhibit to Form 8-K dated
                   August 28, 1997 and incorporated herein by reference).

10.7            -  First  Amendment to Purchase and Sale  Agreement,  effective  August 13,  1997,  among the  Partnership,
                   Beaumont Franklin Street Properties,  L.L.C. ("BFSP"), Neches Street Properties,  L.L.C. ("NSP") and the
                   Registrant.  (Filed  as an  exhibit  to Form 8-K  dated  August  28,  1997 and  incorporated  herein  by reference).

*10.8           -  Agreement dated January 29, 1999 between the Registrant and William P. Reid.

*10.9              Annex I to Agreement dated January 29, 1999 between the Registrant and William P. Reid.

10.10           -  Severance  Agreement  dated September 17, 1998,  between  Registrant and John  Camardella.  (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

10.11           -  Employment  Agreement  dated  September 30, 1997 for Mark E. Johnson.  (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

10.12           -  Employment  Agreement dated March 1,  1996, between the Registrant and Lawrance W. McAfee.  (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

10.13           -  Employees Stock Purchase Plan, as amended,  dated  December 15,  1994. (Filed as an exhibit to Form 10-K for year ended December 31, 1994 and incorporated herein by reference).

10.14           -  Director  Stock  Option  Plan,  as  amended.  (Plan  filed as an exhibit to Proxy  Statement  for Annual
                   Meeting of  Stockholders  held on June 29,  1995, and amendment filed as an exhibit to Form 10-Q for the quarter ended June 30, 1996 both of which are incorporated herein by reference).

10.15           -  Amended  and   Restated   ITEQ  1990  Stock   Option   Plan.   (Filed  as  Appendix  D  to  Joint  Proxy
                   Statement/Prospectus  of the  Registrant  and  Astrotech on October 3, 1997 and  incorporated  herein by reference).

10.16           -  1984 Stock  Option Plan.  (Filed as an exhibit to  Astrotech's  Registration  Statement on Form S-8 (No.
                   33-3360) and incorporated herein by reference).

10.17           -  1989 Stock Incentive Plan. (Filed as an exhibit to Astrotech's  Registration  Statement on Form S-8 (No.
                   33-2975) and incorporated herein by reference).

10.18           -  The 1994 Stock Option Plan for the Employees of BMT.  (Filed as an exhibit to  Astrotech's  Registration
                   Statement on Form S-8 (No. 33-85106) and incorporated herein by reference).

10.19           -  1995  Non-Employee  Directors' Stock Option Plan. (Filed as an exhibit to Astrotech's Proxy Statement of
                   Astrotech for the Annual Meeting of Shareholders filed on or about April 10, 1995).

 EXHIBIT
 NUMBER                                                    DESCRIPTION
 -------                                                   -----------
10.20           -  Lease,  dated  August 13,  1997  among  Beaumont  Franklin  Street  Properties,  L.L.C.,  Neches  Street
                   Properties,  L.L.C.  and Exell.  (Filed as an exhibit to Form 8-K dated August 28, 1997 and incorporated herein by reference).

10.21           -  Lease  Agreement  dated  May 25,  1994,  between  Halligan  and Labbe  Enterprises,  L.L.C.  and  Amerex
                   Industries,  Inc.  (Filed  as an  exhibit  to Form  10-K  for  the  year  ended  December 31,  1994  and incorporated herein by reference).

10.22           -  License and  Technical  Assistance  Agreement  dated  August 28,  1991,  between  Interel  Environmental
                   Technologies,  Inc.  and Heinrich  Luhr  Staubtechnik  GmbH & Co.  (Filed as an exhibit to Form S-1 (No.
                   33-44205) and incorporated herein by reference).

*21.1           -  List of Subsidiaries of the Registrant.

*23.1           -  Consent of Arthur Andersen LLP.

*23.2           -  Consent of PricewaterhouseCoopers LLP.

*27             -  Financial Data Schedule.