Form 10-K/A
period 1998-12-31
ITEQ INC
filed 1999-04-29
CIK 868755

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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

                      ----------------------------------

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information concerning the executive officers and directors of the Company is set forth below:


   NAME                                                    POSITION                        AGE        DIRECTOR SINCE
   ----                                                    --------                        ---        --------------

   Mark Johnson........................   Director, chairman of the board and               48             1995
                                              chief executive officer

   William P. Reid.....................   President and chief operating officer             49               --

   Lawrance W. McAfee(1)...............   Director, executive vice president, chief         44             1995
                                              financial officer and secretary

   Thomas N. Amonett(1)(2).............   Director                                          55             1996

   T. William Porter(2)................   Director                                          57             1995

   James L. Rainey, Jr.(1)(2)..........   Director                                          69             1993

   James A. Read.......................   Director                                          49             1997

--------------

     (1)    Member, audit committee of the board of directors.
     (2)    Member, compensation committee of the board of directors.

     Mark E. Johnson. Mr. Johnson has been a director of the Company since December 1995 and chairman of the board and chief executive officer since March 1996. He was also president of the Company from September 1998 until February 1999 and from March 1996 until May 1997. From February 1994 until December 1995, Mr. Johnson was a shareholder, director and president of Allied Industries, Inc., a wholly-owned subsidiary of the Company since December 1995. Prior to that time, Mr. Johnson was a private investor and was a shareholder and served as chairman of the board, chief executive officer and president of Semco, Inc., a manufacturer of pneumatic conveyancing equipment, and of Stillbrooke Corporation, a cemetery and funeral home holding company. From 1982 to 1986, Mr. Johnson served as a partner of KPMG Peat Marwick LLP.

     William P. Reid. Mr. Reid was named president and chief operating officer of the Company in February 1999. From 1989 to 1998, Mr. Reid served as president and chief executive officer of Gundle/SLT Environmental. Prior thereto, Mr. Reid served as president of Sperry Sun Drilling Services, a division of Baroid Corporation from 1982 to 1989. Previously, Mr. Reid held several positions with Cameron Iron Works.

     Lawrance W. McAfee. Mr. McAfee has been a director of the Company since December 1995, and executive vice president and chief financial officer since January 1993 and secretary since May 1993. From 1991 until the time he joined the Company in 1993, Mr. McAfee served as a director and chief financial officer of Waste Processor Industries, Inc., an environmental services company. Prior to that time, Mr. McAfee served as senior vice president and chief financial officer of Stillbrooke Corporation from 1989 to 1991. From 1982 to 1989, Mr. McAfee served as vice president and chief financial officer of U.S. Home Corporation, a residential builder, developer and financial services company.

     Thomas N. Amonett. Mr. Amonett has been a director of the Company since April 1996. Since November 1997, Mr. Amonett has served as a director, president and chief executive officer of American Residential Services, Inc., a company engaged principally in providing comprehensive maintenance, repair, replacement and new equipment installation services for heating, air conditioning, plumbing, electrical, indoor air quality systems and major home appliances. He served as interim president and chief executive officer of Weatherford Enterra, Inc., an oilfield service and equipment company, from July 1996 to October 1997. From 1992 to 1996, he served as chairman of the board and president of Reunion Resources Company (previously known as Buttes Gas and Oil Company and now known as Reunion Industries, Inc.). Mr. Amonett also currently serves as a director of PetroCorp Incorporated, an oil and gas producer, and Reunion Industries, Inc.

     T. William Porter. Mr. Porter has served as a director of the Company since December 1995. Since 1981, Mr. Porter has been a partner of Porter & Hedges, L.L.P., a Houston-based law firm and the Company's principal outside legal counsel. Mr. Porter also serves on the board of Gundle/SLT Environmental, Inc., a manufacturer and supplier of lining systems used in waste and industrial containment systems, and Metals USA, Inc.

     James L. Rainey. Mr. Rainey has served as a director of the Company since October 1993. Mr. Rainey has been an independent business consultant since May 1991. From May 1986 through April 1991, Mr. Rainey served as president and chief executive officer of Farmland Industries, Inc., the largest domestic agricultural supply cooperative. Prior to that time, he spent over 20 years with Kerr-McGee Corporation, including serving as president of Kerr-McGee Chemical Corporation. Mr. Rainey also serves on the boards of Jacobs Engineering Group, Inc. and the Wirthlin Group.

     James A. Read. Mr. Read has served as a director of the Company since January 1997. Since 1988, Mr. Read has served as a managing director of Mezzanine Management Limited, an independent private debt and equity fund management and advisory company. Mr. Read also serves on the boards of Core Laboratories N.V., JJI Lighting Group, Inc., Western Sky Industries, Inc. and Industrial Acoustic Corporation in the United States and Page One Communications Limited, Wellington Holding plc, and CF Holdings Ltd.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Commission. Executive officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the forms received by it, the Company believes that during the year ended December 31, 1998, all filing requirements applicable to the Company's executive officers, directors and 10% shareholders were met, except Mr. Rainey was late in filing one Form 4 Report related to one sales transaction.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for services to the Company for the periods indicated of each individual who was (i) the chief executive officer at any time during the period or (ii) an executive officer at December 31, 1998 (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE


                                                                                                    LONG-TERM
                                                                                                  COMPENSATION
                                                                     ANNUAL COMPENSATION          ------------
                                                                     -------------------
                                                                                                       STOCK
                                                                                                      OPTIONS
NAME AND PRINCIPAL POSITION                   YEAR        SALARY        BONUS          OTHER          (SHARES)
---------------------------                   ----        ------        -----          -----          --------

 Mark E. Johnson(1) .................          1998      $400,000            --            --          150,000
     Chairman and chief executive ...          1997      $350,000      $350,000            --               --
     officer ........................          1996      $330,886      $200,000            --               --


 Lawrance W. McAfee .................          1998      $230,000            --            --           25,000
     Executive vice president, ......          1997      $208,333      $157,500      $ 47,112(2)        25,000
     chief financial officer and ....          1996      $192,067      $110,000            --          106,250
     secretary

--------------

     (1) Served as president from September 1998 until February 1999 and from March 1996 until May 1997.

     (2)  Consists of reimbursement of relocation expenses.

OPTION GRANTS

         The following sets forth information about stock option grants during 1998 to the Named Executives.


                                                  INDIVIDUAL GRANTS
                            --------------------------------------------------------------    POTENTIAL REALIZED VALUE AT
                                              PERCENTAGE OF                                      ASSUMED ANNUAL RATES OF
                                              TOTAL OPTIONS                                   STOCK PRICE APPRECIATION FOR
                                                 GRANTED                                             OPTION TERM (1)
                              OPTIONS         TO EMPLOYEES     EXERCISE      EXPIRATION      --------------------------------
NAME                         GRANTED (2)         IN 1998         PRICE        DATE (3)           5%              10%
----                         -----------         -------         -----        --------           --              ---

 Mark E. Johnson               150,000            55.2%      $   11.625        5/5/03        $  481,766      $1,064,577
 Lawrance W. McAfee             25,000             9.2%      $   11.00         6/8/03        $   75,977      $  167,890

--------------

     (1) Potential values stated are the result of using the Securities and Exchange Commission (the "Commission") method of calculations of 5% and 10% appreciation in value from the date of grant to the end of the option term. Such assumed rates of appreciation and potential realizable values are not necessarily indicative of the appreciation, if any, which may be realized in future periods.

     (2) The options were granted for terms of five years, subject to earlier termination in certain events related to termination of employment.

     (3)  The options vest over three or four years from the date of grant.

OPTION EXERCISES AND YEAR-END VALUES

None of the Named Executives exercised any options during 1998, except Mr. McAfee who exercised 40,000 options. The following table sets forth information with respect to the options exercised by each Named Executive in 1998 and the unexercised options to purchase shares of Common Stock for each of the Named Executives held by them at December 31, 1998.


                                                                                                   VALUE OF
                                                           NUMBER OF UNEXERCISED                 UNEXERCISED
                                                              OPTIONS AT                       IN-THE-MONEY
                            SHARES                           DECEMBER 31, 1998                    OPTIONS AT
                           ACQUIRED                            (SHARES)                    DECEMBER 31, 1998(1)
                              ON         VALUE       -----------------------------    -----------------------------
NAME                       EXERCISE     REALIZED     EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                       --------     --------     -----------     -------------    -----------     -------------

 Mark E. Johnson                --            --        75,000          75,000             --             --

 Lawrance W. McAfee         40,000      $322,520       178,438          32,812             --             --

--------

     (1) Represents the difference between the closing price of the Common Stock on the Nasdaq National Market on December 31, 1998 ($2.125 per share), and any lesser exercise price.

EMPLOYMENT AGREEMENTS

     Mr. Johnson is employed under an agreement entered into effective September 1997 providing for a three year term, and for which an additional one year term is added to the term of the agreement upon the expiration of each one year period, subject to prior termination of the agreement by either party. Pursuant to the agreement, Mr. Johnson received an annual salary of $350,000 per year from the date of the agreement through December 31, 1997 at which time his base salary was adjusted to $400,000, and he is entitled to participate in the Company's incentive bonus plan. For the periods after December 31, 1997, Mr. Johnson's base salary is established by the compensation committee, but no adjustment may result in a base salary less than the highest amount authorized by the committee to be paid during any previous year. Mr. Johnson's agreement provides that if he is terminated by the Company without cause, or he elects to terminate his employment for good reason, following a change of control, he is entitled to payment of three times the highest base salary earned by him in the immediately preceding three years plus three times the greater of (i) the maximum award for which he is eligible under the Company's incentive bonus plan for the calendar year of termination, or (ii) the largest award earned under the incentive bonus plan. Following such termination, all rights and options to contingent incentive compensation, except the incentive bonus, defined contribution plans and health and life insurance, shall immediately become fully vested, exercisable and distributable. In addition, following such termination, the Company must maintain all insured and self-insured employee welfare benefit coverage until commencement of equivalent benefits from a new employer, but not longer than three years, or, at Mr. Johnson's option, pay him a sum equal to three times the average annual cost to the Company of such coverage over the years before said termination. If a change of control occurs as a result of a consummated tender offer, the agreement requires that, upon Mr. Johnson's election, the Company purchase a certain percentage of the shares acquired by him under any benefit plan prior to the tender offer.

     Mr. McAfee is employed under an agreement entered into effective March 1996 with the Company which is for a three year term and for which an additional one year term is added to the term of the agreement upon the expiration of each one year period, unless either party gives prior notice that such one year additional term will not apply. Pursuant to the agreement, Mr. McAfee received an initial base annual salary of $200,000, subject to annual increase by the compensation committee, and is entitled to an annual bonus equal to a percentage of base salary pursuant to a corporate incentive bonus plan. Mr. McAfee's agreement also contains a provision pursuant to which if he is terminated subsequent to a change of control in the Company or Mr. McAfee elects to terminate his employment within one year after such change of control, he is entitled to payment of two times his base compensation. The agreement also provides that the employee will not compete with the business of the Company for a period of two years after termination of the agreement.

DIRECTOR COMPENSATION

     Directors not employed by the Company are granted annually options to purchase 10,000 shares of Common Stock under the Directors' Stock Option Plan to compensate them for their services. They also receive $1,000 for each meeting of the board and committee meeting they attend provided that directors receive no additional compensation for attendance at committee meetings held on the same day as a board meeting. In addition, they are reimbursed for their expenses of attending these meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at April 1, 1999, by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock.


    NAME OF PERSON                                   NUMBER OF
    OR IDENTITY OF GROUP                              SHARES                           PERCENT OF CLASS
    --------------------                              ------                           ----------------

    Mark E. Johnson.............................        1,443,062(1)                        5.1%
        2727 Allen Parkway, Suite 760
        Houston, Texas 77019

    Pierre S. Melcher...........................        2,077,039(2)                        7.4%
        5345 Mandell
        Houston, Texas 77005

    Don Sanders.................................        1,649,900(3)                        5.9%
        3100 Chase Tower
        Houston, TX 77002

    Stephen Watson..............................        1,466,000(4)                        5.2%
        237 Park Avenue, Suite 801
        New York, New York 10017

    Robert Alpert...............................        1,439,200(5)                        5.1%
        Three Allen Center
        333 Clay, Suite 4150
        Houston, TX 77002

--------------

     (1) Includes 75,000 shares which may be acquired upon exercise of outstanding options.

     (2) Includes 140,000 shares owned by Mr. Melcher, as sole trustee of the Kathryn Lewis Melcher Trust ("the KLM Trust"); 80,000 shares owned by Mr. Melcher, as sole trustee of the Paul Nicholas Melcher Trust (the "PNM Trust"); 1,819,039 shares owned by Polaris Partners Ltd. ("Polaris"); and 38,000 shares owned jointly by Mr. Melcher and his spouse, Patricia B. Melcher. Mr. Melcher is also the sole trustee of the Melcher 1998 Management Trust (the "Management Trust"), the general partner of Polaris. As sole trustee of the KLM Trust, the PNM Trust and the Management Trust, Mr. Melcher may be deemed to be the beneficial owner of the shares owned by the KLM Trust, the PNM Trust and Polaris.

     (3) Includes 946,500 shares owned by Mr. Sanders individually, 648,400 shares owned by certain of Mr. Sanders' clients, and 55,000 shares owned by Mr. Sanders' spouse individually. Mr. Sanders is chairman of the executive committee of Sanders Morris Mundy, Inc., an investment banking firm. Mr. Sanders shares the power to dispose, or direct the disposition, of the 648,400 shares owned by certain of his clients and, as a result, may be deemed to beneficially own said 648,400 shares. In addition, Mr. Sanders may be deemed to beneficially own the 55,000 shares owned by his spouse. Mr. Sanders disclaims any beneficial ownership of the 55,000 shares owned by his spouse.

     (4) Includes shares held by a private investment partnership, an offshore investment company and several managed accounts (the "Client Shares"). Because Mr. Watson has sole power to vote, or direct the voting of, and to dispose, or direct the disposition, of Client Shares, he may be deemed to beneficially own said shares.

     (5) Includes 400,000 shares owned by Mr. Alpert individually; 110,000 shares owned by Wildwood Capital Company ("WCC"); 242,500 shares owned by Markus Ventures, L.P. ("MVLP"); 110,000 shares owned by Markus Investments, Inc. ("MII"); 200,000 shares owned by James Ventures, L.P. ("JVLP"); 351,700 shares owned by James Investments, Inc. ("JII"); and 25,000 shares owned by Mr. Alpert's mother, Gladys Alpert ("GA"). Mr. Alpert is the sole shareholder and president of Danro Corporation. Danro is the managing general partner of WCC, MVLP and JVLP. MVLP is the sole shareholder of MII, and JVLP is the sole shareholder of JII. Mr. Alpert is the chairman of JII and MII. As the sole shareholder and president of Danro, Mr. Alpert may be deemed to beneficially own the shares owned by WCC, MVLP, MII, JVLP and JII and, as GA's son, Mr. Alpert may be deemed to beneficially own the shares owned by GA.

MANAGEMENT STOCKHOLDINGS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at April 1, 1999, by (i) all directors, (ii) the chief executive officer and other executive officers and
(iii) all directors and executive officers as a group.

   NAME OF PERSON OR                                                            NUMBER OF          PERCENT OF
   IDENTITY OF GROUP                                                            SHARES (1)           CLASS
   -----------------                                                            ----------         ----------
   Mark E. Johnson............................................................   1,443,062             5.1%
   Thomas N. Amonett..........................................................      33,000               *
   Lawrance W. McAfee.........................................................     187,953               *
   T. William Porter..........................................................      35,000               *
   James L. Rainey, Jr........................................................      40,000               *
   James A. Read..............................................................      25,000               *
   William P. Reid ...........................................................          --              --
   All directors and executive officers as a group (7 persons)(2).............   1,764,015             6.2%

-------------
     *    Less than 1% of outstanding shares.

     (1) Includes shares underlying outstanding stock options, as follows: Mr. Johnson - 75,000; Mr. Amonett - 32,000; Mr. McAfee - 178,438; Mr.
          Porter - 35,000; Mr. Rainey - 40,000; and Mr. Read - 25,000.

     (2)  Includes all shares referred to note in (1) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company enters into transactions with related parties only with the approval of a majority of the independent and disinterested members of the board of the directors and only on terms the Company believes to be comparable to or better than those that would be available from unaffiliated parties.

     James A. Read was elected a director of the Company in January 1997. On November 18, 1996, the Company entered into a Subordinated Note and Warrant Purchase Agreement (the "Note Agreement") pursuant to which the Company borrowed (and subsequently repaid) $15,000,000, which was used as partial consideration for the acquisition of Ohmstede, Inc. Mr. Read is affiliated with International Mezzanine Capital, B.V., which purchased $13,000,000 of the subordinated notes and received a warrant to purchase 1,525,333 shares of the Company's common stock at an exercise price of $5.10 per share. During 1998, warrants for 300,000 shares of common stock were exercised. The warrant for the remaining 1,225,333 shares of common stock expires November 2003. Pursuant to the Note Agreement, so long as the subordinated notes are outstanding or, if longer, the number of shares issued and outstanding upon exercise of the warrants plus the number of shares purchasable upon exercise of outstanding warrants held by the original holders is at least 5% of the issued and outstanding common stock of the Company, the holders have the right to nominate one individual for election to the board of directors. Mr. Read is the individual designated for nomination by the holders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          ITEQ, Inc.


                                          By: /s/ LAWRANCE W. McAFEE
                                              ------------------------------
                                              Lawrance W. McAfee
                                              Executive Vice President and
                                              Chief Financial Officer

Date:  April 29, 1999