Form 10-Q
period 1999-03-31
ITEQ INC
filed 1999-05-14
CIK 868755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

                                   28,192,036
             (Shares of common stock outstanding as of May 5, 1999)

                                   ITEQ, INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1999

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS
                  Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999
                      (unaudited)                                                                 3
                  Consolidated Statements of Operations for the Three Months Ended
                      March 31, 1999 (unaudited) and 1998 (unaudited)                             4
                  Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 1999 (unaudited) and 1998 (unaudited)                             5
                  Notes to Consolidated Financial Statements (unaudited)                          6

ITEM 2:           MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                            10

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     15

PART II - OTHER INFORMATION                                                                      16

                                   ITEQ, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1998 AND MARCH 31, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          DECEMBER 31,        MARCH 31,
                                                                             1998               1999
                                                                         -------------      -------------
                               ASSETS                                                        (unaudited)
CURRENT ASSETS
Cash and cash equivalents ..........................................     $       5,784      $       7,440
Due on contracts and other receivables, net ........................            67,752             56,420
Costs and estimated earnings in excess of billings on
     uncompleted contracts .........................................            26,589             20,977
Inventories ........................................................            25,818             25,935
Prepaid expenses, deposits and other assets ........................             4,583              4,634
Deferred tax asset .................................................             1,403              1,895
Assets held for sale ...............................................               935                935
                                                                         -------------      -------------
         Total current assets ......................................           132,864            118,236
PROPERTY AND EQUIPMENT, NET ........................................            50,125             43,615
OTHER ASSETS, NET ..................................................           103,666            101,841
                                                                         -------------      -------------

     TOTAL ASSETS ..................................................     $     286,655      $     263,692
                                                                         =============      =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable ...................................................     $      28,046             21,060
Accrued liabilities:
     Job costs .....................................................            12,085             16,924
     Accrued compensation and benefits .............................             3,765              3,327
     Accrued expenses and other current liabilities ................            12,666             10,905
Billings in excess of costs and estimated earnings on
     uncompleted contracts .........................................             9,693              5,468
                                                                         -------------      -------------
         Total current liabilities .................................            66,255             57,684

LONG-TERM LIABILITIES
Long-term obligations ..............................................           119,603            104,032
                                                                         -------------      -------------

              Total Liabilities ....................................           185,858            161,716
                                                                         -------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares
     authorized; no shared issued or outstanding ...................              --                 --
Common stock, $.001 par value; 40,000 shares authorized;
     28,298 and 28,331 shares issued at December 31, 1998
     and March 31, 1999, respectively ..............................                28                 28
Treasury stock, at cost, 139 shares ................................            (1,000)            (1,000)
Additional paid-in capital .........................................           131,450            131,598
Retained earnings (deficit) ........................................           (27,826)           (26,865)
Translation adjustment .............................................            (1,855)            (1,785)
                                                                         -------------      -------------
         Total Stockholders' Equity ................................           100,797            101,976
                                                                         -------------      -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................     $     286,655      $     263,692
                                                                         =============      =============



                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      --------------------------------
                                                                          1998               1999
                                                                      -------------      -------------
Revenues ........................................................     $      71,135      $      69,448
Cost of revenues ................................................            54,161             58,446
Selling, general and administrative expenses ....................             8,231              8,253
Depreciation and amortization ...................................             1,692              1,826
Merger, acquisition and strategic charges .......................               194              2,031
                                                                      -------------      -------------
  Operating profit (loss) .......................................             6,857             (1,108)
                                                                      -------------      -------------

Interest expense, net ...........................................            (1,374)            (2,152)
Miscellaneous income (expense), net .............................               (24)             4,278
                                                                      -------------      -------------
Earnings from continuing operations before
     income tax provision .......................................             5,459              1,018
Income tax provision (benefit) ..................................             1,992               (120)
                                                                      -------------      -------------
Earnings from continuing operations .............................             3,467              1,138
                                                                      -------------      -------------
Earnings (Loss) from discontinued operations, net of income tax
     provision (benefit) of $222, and ($102), respectively ......               386               (177)
                                                                      -------------      -------------

     Net earnings ...............................................     $       3,853      $         961
                                                                      =============      =============

DILUTED EARNINGS (LOSS) PER SHARE:
Earnings from continuing operations .............................     $         .13      $         .04
Earnings (Loss) from discontinued operations ....................               .01               (.01)
                                                                      -------------      -------------
     Net earnings per common share ..............................     $         .14      $         .03
                                                                      =============      =============

Weighted average common and common
     equivalent shares outstanding ..............................            28,497             28,184
                                                                      =============      =============



                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                 (IN THOUSANDS)


                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                   --------------------------------
                                                                                       1998               1999
                                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .................................................................     $       3,853      $         961
Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
  Depreciation and amortization ..............................................             1,941              1,918
  Provision (Benefit) for deferred income taxes ..............................             2,178               (505)
  Non-cash interest ..........................................................                39                 75
  Changes in assets and liabilities, net of effects of businesses acquired:
       Due on contracts and other receivables, net ...........................             8,488              8,492
       Inventories ...........................................................            (1,562)              (171)
       Costs and estimated earnings in excess of billings on
         uncompleted contracts ...............................................            (4,832)             5,506
       Prepaid expenses, deposits and other assets ...........................               353               (236)
       Accounts payable and accrued liabilities ..............................           (11,642)            (6,654)
       Billings in excess of costs and estimated earnings on
          uncompleted contracts ..............................................            (1,629)            (4,304)
       Progress billings .....................................................               755               --
       Other .................................................................              (129)               220
                                                                                   -------------      -------------
      Net cash provided (used) by operating activities .......................            (2,187)             5,302
                                                                                   -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ........................................            (1,227)            (1,247)
  Cash received from sale of land, buildings & equipment .....................              --               13,206
                                                                                   -------------      -------------
     Net cash provided (used) by investing activities ........................            (1,227)            11,959
                                                                                   -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term obligations ..........................................              (980)           (15,571)
  Proceeds from exercise of stock options and warrants .......................               639               --
                                                                                   -------------      -------------
      Net cash used by financing activities ..................................              (341)           (15,571)
                                                                                   -------------      -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................                32                (34)
                                                                                   -------------      -------------
      Net increase (decrease) in cash and cash equivalents ...................            (3,723)             1,656
  Cash and cash equivalents, beginning of period .............................             9,681              5,784
                                                                                   -------------      -------------
  Cash and cash equivalents, end of period ...................................     $       5,958      $       7,440
                                                                                   =============      =============



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

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1998 and 1999, and the cash flows for the three months ended March 31, 1998 and 1999.

         The unaudited consolidated financial statements include the accounts of ITEQ, Inc. and its wholly-owned subsidiaries ("ITEQ" or the "Company"). Significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period's consolidated financial statements to conform with the current period presentation.

         Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding including the dilutive effect of common stock equivalents. The only reconciling difference between the numerator and denominator for basic and diluted earnings per share is the impact of common stock options and warrants outstanding calculated using the treasury stock method.

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

                                                           Three Months
                                                          Ended March 31,
                                                  ------------------------------
                                                      1998              1999
                                                  ------------      ------------
Net income ..................................     $      3,853      $        961
Foreign currency translation adjustments ....              (90)               70
                                                  ------------      ------------
     Comprehensive income ...................     $      3,763      $      1,031
                                                  ============      ============

                                   ITEQ, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 - DUE ON CONTRACTS AND OTHER RECEIVABLES

         At December 31, 1998, and March 31, 1999, due on contracts and other receivables consists of the following:

                                                                     December 31,     March 31,
                                                                        1998            1999
                                                                     ----------      ----------
     Billings on completed contracts and contracts in progress .     $   63,237      $   52,814
     Retained contract receivables .............................          5,271           4,240
     Allowance for doubtful accounts ...........................           (756)           (634)
                                                                     ----------      ----------

                   Total .......................................     $   67,752      $   56,420
                                                                     ==========      ==========

NOTE 3 - INVENTORIES

         Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, labor, overhead and purchased parts and are valued at the lower of cost or market. The Company accrues certain open purchase orders as the Company would incur substantial expense to cancel such purchase orders. These amounts are included in work in progress inventory. Cost is determined by the average cost method for materials and the first-in, first-out (FIFO) method for purchased parts. Inventory at December 31, 1998 and March 31, 1999, consists of the following:

                                                          December 31,       March 31,
                                                             1998              1999
                                                         -------------     -------------
     Raw materials .................................     $       6,654     $       6,404
     Work in progress ..............................            18,759            18,883
     Finished goods ................................               405               648
                                                         -------------     -------------
                    Total ..........................     $      25,818     $      25,935
                                                         =============     =============

NOTE 4 - OTHER ASSETS

         At December 31, 1998 and March 31, 1999, other assets consists of the following:

                                                                                      December 31,        March 31,
                                                                                          1998              1999
                                                                                      -------------     -------------
     Excess of costs over net assets acquired, net of accumulated amortization of $10,173 and $10,406 at December 31, 1998 and
        March 31, 1999, respectively ............................................     $      84,291     $      83,113
     Licenses, trademarks and tradenames, net of accumulated
        amortization of $2,240 and $2,380 at December 31, 1998 and
        March 31, 1999, respectively ............................................            15,484            15,397
     Deferred tax asset .........................................................             2,159             2,136
     Other ......................................................................             1,732             1,195
                                                                                      -------------     -------------
                    Total .......................................................     $     103,666     $     101,841
                                                                                      =============     =============

\

                                   ITEQ, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5 - BUSINESS DISPOSITION

         Effective March 26, 1999, the Company sold the assets of Texoma Tank Company, its tank leasing operation, for $13,956 (consisting of $13,206 in cash and $750 in a short-term note receivable (subject to certain post-closing adjustments)), resulting in a pre-tax gain of $4,156 which is included in miscellaneous income in the accompanying statements of operations. Proceeds from the sale were used to pay down the Company's bank borrowings.

NOTE 6 - MERGER, ACQUISITION AND STRATEGIC CHARGES

         For the three months ended March 31, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $2,031. The charge included the costs, estimated as incremental jobs costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs including severance.

         For the three months ended March 31, 1998, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $194 related to a terminated purchase agreement.

NOTE 7 - DISCONTINUED OPERATIONS

         During September 1998 and effective September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. The majority of the filtration group's operations relate to manufacturing fabric filters, wet and dry scrubbers and fiberglass reinforced plastic fans. Management intends to sell the filtration group businesses during 1999, although no assurances can be made that a sale will be consummated.

         Net assets of the filtration group of $21,366 are included in the March 31, 1999 consolidated balance sheet. Sales from the filtration group discontinued operations were $12,548 and $7,723 for the three months ended
March 31, 1998 and 1999, respectively. After-tax losses from the date of measurement of $459 have been incurred through March 31, 1999. After-tax interest expense of $331 is included in the operating loss from the date of measurement.

         Discontinued operations have not been separated in the consolidated balance sheet or statements of cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of operations.

                                   ITEQ, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 8 --SEGMENT REPORTING

                                                            FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         --------------------------------
                                                             1998               1999
                                                         -------------      -------------
Revenue from external customers
   Storage .........................................     $      34,788      $      41,009
   Process .........................................            36,347             28,439
                                                         -------------      -------------
     Total .........................................     $      71,135      $      69,448
                                                         =============      =============


Depreciation and amortization
   Storage .........................................     $         944      $       1,133
   Process .........................................               734                676
   Other ...........................................                14                 17
                                                         -------------      -------------
     Total .........................................     $       1,692      $       1,826
                                                         =============      =============


Operating profit (loss)
   Storage .........................................     $       3,912      $         746
   Process .........................................             4,470                967
   Other ...........................................            (1,525)            (2,821)
                                                         -------------      -------------
     Total .........................................     $       6,857      $      (1,108)
                                                         =============      =============

Earnings (Loss) from continuing operations before
   income tax provision (benefit)
   Storage .........................................     $       3,827      $         886
   Process .........................................             4,663                951
   Gain on sale of Texoma (see note 5) .............              --                4,156
   Other ...........................................            (3,031)            (4,975)
                                                         -------------      -------------
     Total .........................................     $       5,459      $       1,018
                                                         =============      =============

                                                       AS OF DECEMBER 31,   AS OF MARCH 31,
                                                              1998                1999
                                                         -------------       -------------
Identifiable assets
   Storage .........................................     $     140,906       $     130,534
   Process .........................................           105,615              94,833
   Other ...........................................            40,134              38,325
                                                         -------------       -------------
     Total .........................................     $     286,655       $     263,692
                                                         =============       =============


The Company does not have material intersegment revenues.

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

         The Company's results of operations are affected by certain conditions outside the Company's control, including overall industrial economic conditions and specifically the demand for hydrocarbon processing products and services. Additionally, recent low oil prices and the oversupply of certain commodity chemicals have adversely affected many of the Company's customers in the refining and petrochemical industries. The downturn in the Asian market has reduced export opportunities and to a limited degree increased domestic competition from foreign equipment producers. Certain petrochemical and refining customers deferred equipment purchases related to certain major projects during the second half of 1998 that reduced demand for some of the Company's products. These factors have increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits in 1998 and the first quarter of 1999. However, refinery and plant utilization remains near capacity and management believes that the intermediate and long-term prospects for the sale of the Company's equipment, parts and services to the hydrocarbon processing industry remain strong.

         The Company's results of operations for 1998 and the first quarter of 1999 were also adversely affected by conditions relating to the Company's business combination following the October 1997 merger with Astrotech. On November 12, 1998, the Company announced actions to restructure its management organization, reduce its underlying cost structure and refocus the Company's efforts on providing superior customer service. These actions include a multi-step strategic plan designed to enhance future operations which was developed based on an in-depth review of the Company's operations and systems. This included replacing certain management personnel. Management also determined effective September 30, 1998 that the filtration group was non-core and decided to dispose of this business unit. The filtration group has been treated as a discontinued operation and is currently for sale.

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

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUES

         Total revenues for the three months ended March 31, 1999 decreased $1,687, or 2%, from $71,135 for the three months ended March 31, 1998 to $69,448. The storage group revenues increased by $6,221 of which $1,817 is due to internal growth and $4,404 is a result of the April 1998 acquisition of Reliable Steel Fabricators, Inc. ("Reliable") and the June 1998 acquisition of G.L.M. Tanks and Equipment, Ltd. ("GLM").

         Revenues decreased by $7,908 in the process group due to decreased demand for the Company's products as a result of the decline in the capital expenditures from the hydrocarbon processing industry. This decline was the result of decreased oil and refined products prices and merger activity within the hydrocarbon processing industry.

         COST OF REVENUES

         Cost of revenues for the three months ended March 31, 1999 increased $4,285 or 8%, to $58,446 from $54,161 for the three months ended March 31, 1998. Gross margins declined from 1998 to 1999 due to softening market conditions. The storage group cost of revenues increased by $8,861, of which $4,342 is due to the acquisition of GLM and Reliable, and the remaining $4,519 increase in cost of revenues is the result of pricing pressure due to the reduced capital spending in the hydrocarbon processing industry.

         Cost of revenues decreased by $4,576 in the process group. Margins in this group also decreased as a result of the above mentioned negative factors on revenue and margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended March 31, 1999 increased by $22 and represented 12% of revenues for the three months ended March 31, 1998 and 1999. The storage group's selling, general and administrative expenses increased by $337, primarily due to the acquisitions mentioned above. The process group costs increased by $229. Corporate costs were lower primarily due to reduced personnel related costs.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for the three months ended March 31, 1999 increased by $134 and was primarily attributable to the acquisitions mentioned above.

         MERGER, ACQUISITION AND STRATEGIC CHARGES

         For the three months March 31, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $2,031. The charge included the costs, estimated as incremental jobs costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs including severance.

         For the three months ended March 31, 1998, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $194 related to a terminated purchase agreement.

         INTEREST EXPENSE, NET

         Interest expense for the three months ended March 31, 1999 increased $778 to $2,152 from $1,374 in 1998. The increase in interest expense is a result of higher debt balances from the previously mentioned purchases of Reliable and GLM.

         MISCELLANEOUS INCOME (EXPENSE), NET

         Effective March 26, 1999, the Company sold the assets of Texoma Tank Company, its tank leasing operation, for $13,956 (consisting of $13,206 in cash and $750 in a short-term note receivable (subject to certain post-closing adjustments)), resulting in a pre-tax gain of $4,156 which is included in miscellaneous income in the accompanying statements of operations. Proceeds from the sale were used to pay down the Company's bank borrowings.

         INCOME TAXES

         The income tax expense (benefit) from continuing operations for the three months ended March 31, 1999 was ($120) as compared to $1,992 in 1998. The effective tax rate for 1999 was different from the Company's normal effective tax rate of 36.5% due to a one-time tax benefit related to the November 1996 acquisition of Ohmstede, Inc. ("Ohmstede").

         DISCONTINUED OPERATIONS

         During September 1998 and effective September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. The majority of the filtration group's operations relate to manufacturing fabric filters, wet and dry scrubbers and fiberglass reinforced plastic fans. Management intends to sell the filtration group businesses during 1999, although no assurances can be made that a sale will be consummated.

         Net assets of the filtration group of $21,366 are included in the March 31, 1999 consolidated balance sheet. Sales from the filtration group discontinued operations were $12,548 and $7,723 for the three months ended March 31, 1998 and 1999, respectively. After-tax losses from the date of measurement of $459 have been incurred through March 31, 1999. After-tax interest expense of $331 is included in the operating loss from the date of measurement.

         Discontinued operations have not been separated in the consolidated balance sheet or statements of cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999 the Company's cash position was $7,440 compared with $5,784 at December 31, 1998. Net working capital at March 31, 1999 decreased to $60,552 from $66,609 at December 31, 1998.

         The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. There was $27,284 of unused commitment under the line of credit as of March 31, 1999. The Company's operating activities provided $5,302 in cash during the three months ended March 31, 1999.

         The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases and indebtedness, and capital required for future acquisitions. The Company's general working capital requirements consist of salary costs and related overhead and the purchase price of materials and components, and may also include subcontract costs incurred prior to the receipt of corresponding progress payments under the contract with respect to which such costs are incurred. Management anticipates that the Company will make capital expenditures of approximately $3,500 in 1999 as compared to $5,938 in 1998.

         In connection with the October 1997 merger with Astrotech International Corporation ("Astrotech"), ITEQ refinanced its and Astrotech's existing credit facilities under a non-amortizing revolving credit facility with various financial institutions with a commitment of $135,000 as of March 31, 1999 and maturing in October 2002 and bearing interest, at ITEQ's option, at BankBoston, N.A.'s ("BankBoston") customary base rate or at BankBoston's Eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to 0.75% for the applicable base rate margin, and from 1.50% to 2.50% for the applicable Eurodollar rate margin. This credit facility is secured by substantially all of the assets of ITEQ, a pledge of 65% of the stock of each of ITEQ's material foreign subsidiaries, and a pledge of the stock of ITEQ's domestic subsidiaries and guarantees entered into by such domestic subsidiaries. The outstanding balance under the credit facility at March 31, 1999 was $104,032.

         ITEQ's principal credit facility requires the Company to maintain certain levels of net income, working capital and stockholders' equity and contains other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness, to pay dividends or to make acquisitions and certain investments. At March 31, 1999, the Company was in compliance with the provisions of its loan agreement.

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

         ITEQ has developed a multi-phase plan to resolve potential Year 2000 problems relating to its information technology ("IT") systems and embedded chip technology contained in certain of its facilities and a limited number of products it produces, including identifying and evaluating all IT systems and embedded chip technology according to their potential business impact; identifying IT systems and embedded chip technology that use date functions and assessing them for Year 2000 functionality; reprogramming or replacing equipment/systems, where necessary, to ensure Year 2000 readiness; testing the code modifications and new equipment/systems to ensure successful operation in a post-1999 environment; and adoption of contingency plans in the case of potential Year 2000 failures. ITEQ currently has identified the IT systems and embedded chip technology utilizing date functions and has assessed them for Year 2000 compliance. ITEQ expects remediation of most of its critical systems and embedded chip technology to be completed by September 30, 1999.

         ITEQ relies on numerous third-party vendors and suppliers for a wide variety of goods and services, including raw materials, banking, telecommunications and utilities such as water and electricity. Many of ITEQ's operations would be adversely affected if these supplies and services were curtailed as a result of a supplier's Year 2000 noncompliance. ITEQ is currently contacting its third party vendors to ensure that they have an effective plan in place to address the Year 2000 problem. ITEQ, however, has received limited information from these vendors to date and does not have sufficient information to assess whether its external relationships will be Year 2000 ready. ITEQ intends to make further communications with those vendors who do not respond to ITEQ.

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

                                     ITEM 3
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         MARKET RISK. The Company's results of operations are affected by certain conditions outside the Company's control, including overall industrial economic conditions and specifically the demand for hydrocarbon processing products and services.

         INTEREST RATE RISK. Based on the Company's overall interest rate exposure during the three months ended March 31, 1999, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operations or cash flows. A 10% change in the rate of interest would not have a material effect on the Company's financial position, results of operations or cash flows.

         FOREIGN CURRENCY RISK. Except for sales from certain foreign subsidiaries, the Company's sales are either U.S. dollar denominated or payable in currency with fixed exchange rates against the U.S. dollar. The Company has operations in Canada, Germany and Singapore in addition to operations in the United States and other countries. These companies' functional currencies are the Canadian dollar, the German Mark and the Singapore dollar, respectively. The Company's financial results from these foreign operations are translated into U.S. dollars in consolidation. As such, the Company is exposed to foreign currency risk to the extent that there are fluctuations in local currency exchange rates against the U.S. dollar.

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

                          PART II --- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    EXHIBITS:

10.1 -- Agreement dated January 29, 1999 between the Registrant and William P. Reid. (Filed as an exhibit to Form 10-K for the year ended December 31, 1998).

10.2 -- Annex I to Agreement dated January 29, 1999, between the Registrant and William P. Reid. (Filed as an exhibit to Form 10-K for the year ended December 31, 1998).

*27  --  Financial Data Schedule.

-------------

*        Filed herewith.

        (b)    REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ITEQ, INC.



         Date:  May 14, 1999                  /s/ Lawrance W. McAfee
                                     ------------------------------------------
                                     Lawrance W. McAfee
                                     Executive Vice President and
                                     Chief Financial Officer


         Date:  May 14, 1999                  /s/ Michael Appling Jr.
                                     ------------------------------------------
                                     Michael Appling Jr.
                                     Vice President of Finance and Accounting

                               INDEX TO EXHIBITS

EXHIBIT
  NO.            DESCRIPTION
-------          -----------
10.1  --  Agreement dated January 29, 1999 between the Registrant and William P.
          Reid. (Filed as an exhibit to Form 10-K for the year ended December 31,
          1998).

10.2  --  Annex I to Agreement dated January 29, 1999, between the Registrant and
          William P. Reid. (Filed as an exhibit to Form 10-K for the year ended
          December 31, 1998).

*27  --   Financial Data Schedule.

-------------

*         Filed herewith.