Form 10-Q
period 1999-06-30
ITEQ INC
filed 1999-08-16
CIK 868755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

                                   28,194,838
           (Shares of common stock outstanding as of August 11, 1999)

                                   ITEQ, INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1999

                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS
                  Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999
                      (unaudited)                                                                          3
                  Consolidated Statements of Operations for the Three and Six Months Ended
                      June 30, 1998 (unaudited) and 1999 (unaudited)                                       4
                  Consolidated Statements of Cash Flows for the Six Months Ended
                      June 30, 1998 (unaudited) and 1999 (unaudited)                                       5
                  Notes to Consolidated Financial Statements (unaudited)                                   6

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                     11

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              18

PART II - OTHER INFORMATION                                                                               19

                                   ITEQ, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1998 AND JUNE 30, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       DECEMBER 31,     JUNE 30,
                                                                          1998           1999
                                                                       -----------     ---------
                                 ASSETS                                               (unaudited)

CURRENT ASSETS
Cash and cash equivalents .........................................     $   5,784      $   6,565
Due on contracts and other receivables, net .......................        67,752         55,956
Costs and estimated earnings in excess of billings on
     uncompleted contracts ........................................        26,589         18,051
Inventories .......................................................        25,818         25,390
Prepaid expenses, deposits and other assets .......................         4,583          4,261
Deferred tax asset ................................................         1,403          1,895
Assets held for sale ..............................................           935            935
                                                                        ---------      ---------
         Total current assets .....................................       132,864        113,053
PROPERTY AND EQUIPMENT, NET .......................................        50,125         43,861
OTHER ASSETS, NET .................................................       103,666        103,694
                                                                        ---------      ---------

     TOTAL ASSETS .................................................     $ 286,655      $ 260,608
                                                                        =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable ..................................................     $  28,046      $  23,338
Accrued liabilities:
     Job costs ....................................................        12,085         17,358
     Accrued compensation and benefits ............................         3,765          2,664
     Accrued expenses and other current liabilities ...............        12,666          9,573
Billings in excess of costs and estimated earnings on
     uncompleted contracts ........................................         9,693          6,232
                                                                        ---------      ---------
         Total current liabilities ................................        66,255         59,165

LONG-TERM OBLIGATIONS .............................................       119,603        101,409
                                                                        ---------      ---------

              Total Liabilities ...................................       185,858        160,574
                                                                        ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares
     authorized; no shares issued or outstanding ..................            --             --
Common stock, $.001 par value; 40,000 shares authorized;
     28,298 and 28,333 shares issued at December 31, 1998
     and June 30, 1999, respectively ..............................            28             28
Treasury stock, at cost, 139 shares ...............................        (1,000)        (1,000)
Additional paid-in capital ........................................       131,450        131,602
Retained earnings (deficit) .......................................       (27,826)       (29,452)
Translation adjustment ............................................        (1,855)        (1,144)
                                                                        ---------      ---------
         Total Stockholders' Equity ...............................       100,797        100,034
                                                                        ---------      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................     $ 286,655      $ 260,608
                                                                        =========      =========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                     ------------------------      ------------------------
                                                         1998          1999           1998           1999
                                                     ---------      ---------      ---------      ---------
Revenues                                             $  79,770      $  63,886      $ 150,905       $133,334
Cost of revenues                                        61,984         55,248        116,145        113,694
Selling, general and administrative expenses             7,840          7,415         16,071         15,668
Depreciation and amortization                            1,794          1,951          3,486          3,777
Merger, acquisition  and strategic charges                 845            609          1,039          2,640
                                                     ---------      ---------      ---------      ---------
   Operating profit (loss)                               7,307         (1,337)        14,164         (2,445)

Interest expense, net                                   (1,160)        (1,869)        (2,534)        (4,021)
Miscellaneous income, net                                   47             14             23          4,292
                                                     ---------      ---------      ---------      ---------
Earnings (Loss) from continuing operations
   before income tax provision (benefit)                 6,194         (3,192)        11,653         (2,174)
Income tax provision (benefit)                           2,261         (1,165)         4,253         (1,285)
                                                     ---------      ---------      ---------      ---------
Earnings (Loss) from continuing operations               3,933         (2,027)         7,400           (889)
Loss from discontinued operations, net of income
   tax benefit                                            (432)          (560)           (46)          (737)
                                                     ---------      ---------      ---------      ---------

Net earnings (loss)                                  $   3,501      $  (2,587)     $   7,354       $ (1,626)
                                                     =========      =========      =========      =========

BASIC EARNINGS (LOSS) PER SHARE:
Earnings (Loss) from continuing operations           $     .14      $    (.07)     $     .27       $   (.03)
Loss from discontinued operations                         (.01)          (.02)            --           (.03)
                                                     ---------      ---------      ---------      ---------
Net earnings (loss) per common share                 $     .13      $    (.09)     $     .27       $   (.06)
                                                     =========      =========      =========      =========

Weighted average common shares outstanding              27,422         28,193         27,205         28,185
                                                     =========      =========      =========      =========

DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (Loss) from continuing operations           $     .13      $    (.07)     $     .26       $   (.03)
Loss from discontinued operations                         (.01)          (.02)            --           (.03)
                                                     ---------      ---------      ---------      ---------
Net earnings (loss) per common share                 $     .12      $    (.09)     $     .26       $   (.06)
                                                     =========      =========      =========      =========

Weighted average common and common
   equivalent shares outstanding                        28,798         28,196         28,634         28,191
                                                     =========      =========      =========      =========


                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     ----------------------
                                                                                       1998          1999
                                                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) ............................................................     $  7,354      $ (1,626)
Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities:
  Depreciation and amortization ................................................        3,984         3,975
  Provision (Benefit) for deferred income taxes ................................        3,694        (2,151)
  Non-cash interest ............................................................           80           149
  Changes in assets and liabilities, net of effects of businesses acquired:
       Due on contracts and other receivables, net .............................          668         9,923
       Inventories .............................................................       (1,854)          414
       Costs and estimated earnings in excess of billings on
         uncompleted contracts .................................................       (5,304)        8,337
       Prepaid expenses, deposits and other assets .............................       (1,600)          (42)
       Accounts payable and accrued liabilities ................................      (19,207)       (6,490)
       Billings in excess of costs and estimated earnings on
          uncompleted contracts ................................................       (1,246)       (3,538)
       Other ...................................................................         (616)         (916)
                                                                                     --------      --------
      Net cash provided (used) by operating activities .........................      (14,047)        8,035
                                                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquired businesses, net of cash acquired ......................      (23,055)           --
  Purchases of property and equipment ..........................................       (2,524)       (2,477)
  Cash received from sale of land, buildings & equipment .......................           --        13,206
                                                                                     --------      --------
     Net cash provided (used) by investing activities ..........................      (25,579)       10,729
                                                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line of credit ...............................       31,648       (18,194)
  Proceeds from exercise of stock options and warrants .........................        2,495           152
  Purchase of treasury stock ...................................................         (874)           --
                                                                                     --------      --------
      Net cash provided (used) by financing activities .........................       33,269       (18,042)
                                                                                     --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................................         (229)           59
                                                                                     --------      --------
      Net increase (decrease) in cash and cash equivalents .....................       (6,586)          781
  Cash and cash equivalents, beginning of period ...............................        9,681         5,784
                                                                                     --------      --------
  Cash and cash equivalents, end of period .....................................     $  3,095      $  6,565
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

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1998 and 1999, and the cash flows for the six months ended June 30, 1998 and 1999.

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

         The Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that all items required to be recognized under this standard as components of comprehensive income, such as the Company's foreign currency translation adjustments, be reported. The Company's comprehensive income (loss) was as follows:


                                                           Three Months               Six Months
                                                          Ended June 30,            Ended June 30,
                                                       --------------------      --------------------
                                                        1998         1999         1998         1999
                                                       -------      -------      -------      -------
Net income (loss) ................................     $ 3,501      $(2,587)     $ 7,354      $(1,626)
Foreign currency translation adjustments .........        (160)         641         (250)         711
                                                       -------      -------      -------      -------
     Comprehensive income (loss) .................     $ 3,341      $(1,946)     $ 7,104      $  (915)
                                                       =======      =======      =======      =======

                                   ITEQ, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 - DUE ON CONTRACTS AND OTHER RECEIVABLES

         At December 31, 1998, and June 30, 1999, due on contracts and other receivables consist of the following:

                                                                                       December 31,    June 30,
                                                                                          1998           1999
                                                                                       ------------    --------
         Billings on completed contracts and contracts in progress .................     $ 63,237      $ 51,883
         Retained contract receivables .............................................        5,271         4,555
         Allowance for doubtful accounts ...........................................         (756)         (482)
                                                                                         --------      --------
                       Total .......................................................     $ 67,752      $ 55,956
                                                                                         ========      ========

NOTE 3 - INVENTORIES

         Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, labor, overhead and purchased parts and are valued at the lower of cost or market. The Company accrues certain open purchase orders as the Company would incur substantial expense to cancel such purchase orders. These amounts are included in work in progress inventory. Cost is determined by the average cost method for materials and the first-in, first-out (FIFO) method for purchased parts. Inventories at December 31, 1998 and June 30, 1999, consist of the following:

                                                                           December 31,      June 30,
                                                                              1998            1999
                                                                            ---------       ---------
       Raw materials.....................................................   $   6,654       $   5,717
       Work in progress..................................................      18,759          18,996
       Finished goods....................................................         405             677
                                                                            ---------       ---------
                      Total..............................................   $  25,818       $  25,390
                                                                            =========       =========

NOTE 4 - OTHER ASSETS

         The excess of costs over net assets acquired, licenses, trademarks and tradenames are amortized on a straight-line basis over periods ranging from five to forty years. The Company monitors each entity's historical and expected performance in the context of the value assigned to acquisition intangibles and to the amortization period applied to each intangible asset. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. The Company modifies the life and/or the carrying amount of an acquisition intangible if an impairment is identified. Additionally, management periodically evaluates various alternatives, including the potential sale of certain assets or closure of certain facilities which could result in a potential impairment of the recorded asset value should the business unit cease to operate as a consolidated operation of the Company.

                                   ITEQ, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         At December 31, 1998 and June 30, 1999, other assets consist of the following:

                                                                                  December 31,   June 30,
                                                                                      1998         1999
                                                                                  ------------   --------
         Excess of costs over net assets acquired, net of accumulated amortization of $10,173 and $11,056 at December 31, 1998
            and June 30, 1999, respectively ...................................     $ 84,291     $ 83,082
         Licenses, trademarks and tradenames, net of accumulated
            amortization of $2,240 and $2,446 at December 31, 1998 and
            June 30, 1999, respectively .......................................       15,484       15,421
         Deferred tax asset ...................................................        2,159        3,818
         Other ................................................................        1,732        1,373
                                                                                    --------     --------
                        Total .................................................     $103,666     $103,694
                                                                                    ========     ========

NOTE 5 - BUSINESS DISPOSITION

         Effective March 26, 1999, the Company sold the assets of Texoma Tank Company ("Texoma Tank"), its tank leasing operation, for $13,956 (consisting of $13,206 in cash and $750 in a short-term note receivable (subject to certain post-closing adjustments)), resulting in a pre-tax gain of $4,156 which is included in miscellaneous income in the accompanying statements of operations. Proceeds from the sale were used to pay down the Company's bank borrowings.

NOTE 6 - MERGER, ACQUISITION AND STRATEGIC CHARGES

         For the three and six months ended June 30, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $609 and $2,640. The charge included the costs (estimated as incremental job costs) to combine the operations of the Company and Astrotech and related losses associated with two plant closings and business integration and reorganization costs, such as severance and other personnel related costs.

         For the three months ended March 31, 1998, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $194 related to a terminated purchase agreement. Merger, acquisition and strategic charges of $845 for the three months ended June 30, 1998 relate to the termination of a proposed tender offer.

NOTE 7 - DISCONTINUED OPERATIONS

         Allied

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Such operations ceased in the third quarter of 1998.

         Operating losses during the phase out period were included in the loss on disposal of discontinued operations. Losses before tax of $3,454 were incurred through June 30, 1998. The loss from discontinued operations included in the statement of operations is reflected net of the effective income tax rate for the applicable period. Interest expense was allocated based on intercompany debt balances. After-tax interest expense of $262 was included in the estimated loss on disposal for the six months ended June 30, 1998. The discontinued operations accrual was increased by $455, net of $256 income tax benefit, in the second quarter of 1998.

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

         Net assets of the filtration group of $21,877 are included in the June 30, 1999 consolidated balance sheet. Sales from the filtration group's discontinued operations were $11,440 and $7,424 for the three months ended June 30, 1998 and 1999, respectively, and $23,988 and $15,147 for the six months ended June 30, 1998 and 1999, respectively. After-tax losses from the date of measurement of $1,019 have been incurred through June 30, 1999. After-tax interest expense of $471 is included in the operating loss from the date of measurement.

         Discontinued operations have not been separated in the consolidated balance sheet or statements of cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of operations.

NOTE 8 --SEGMENT REPORTING

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                            ------------------------      ------------------------
                                                              1998           1999           1998            1999
                                                            ---------      ---------      ---------      ---------
Revenue from external customers
Storage ...............................................     $  42,814      $  39,164      $  77,602      $  80,173
Process ...............................................        36,956         24,722         73,303         53,161
                                                            ---------      ---------      ---------      ---------
   Total ..............................................     $  79,770      $  63,886      $ 150,905      $ 133,334
                                                            =========      =========      =========      =========


Depreciation and amortization
  Storage .............................................     $   1,061      $   1,210      $   2,067      $   2,343
  Process .............................................           717            725          1,389          1,401
  Other ...............................................            16             16             30             33
                                                            ---------      ---------      ---------      ---------
     Total ............................................     $   1,794      $   1,951      $   3,486      $   3,777
                                                            =========      =========      =========      =========


Operating profit (loss)
  Storage .............................................     $   5,069      $     391      $   8,840      $   1,061
  Process .............................................         4,640             56          9,251          1,099
  Other ...............................................        (2,402)        (1,784)        (3,927)        (4,605)
                                                            ---------      ---------      ---------      ---------
     Total ............................................     $   7,307      $  (1,337)     $  14,164      $  (2,445)
                                                            =========      =========      =========      =========


Earnings (Loss) from continuing operations before
  income tax provision (benefit)
  Storage .............................................     $   5,117      $     223      $   8,804      $     843
  Process .............................................         4,640             58          9,301          1,085
  Gain on sale of Texoma (see Note 5) .................            --             --             --          4,156
  Other ...............................................        (3,563)        (3,473)        (6,452)        (8,258)
                                                            ---------      ---------      ---------      ---------
     Total ............................................     $   6,194      $  (3,192)     $  11,653      $  (2,174)
                                                            =========      =========      =========      =========

                                   ITEQ, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                             AS OF DECEMBER 31,                 AS OF JUNE 30,
                                                                   1998                             1999
                                                             ------------------                 --------------
Identifiable assets
  Storage                                                          $140,906                          $132,261
  Process                                                           105,615                            83,470
  Other                                                              40,134                            44,877
                                                                   --------                          --------
     Total                                                         $286,655                          $260,608
                                                                   ========                          ========

The Company does not have material intersegment revenues.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

GENERAL

         Since its inception in 1990 the Company has experienced substantial growth through acquisitions. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods. The Company discontinued its low margin fabrication operations during 1997 and 1998, and adopted plans to discontinue the filtration group operations in September 1998.

         The Company's results of operations are affected by certain conditions outside the Company's control, including overall industrial economic conditions and specifically the demand for hydrocarbon processing products and services. Additionally, recent volatility in oil prices and the oversupply of certain commodity chemicals have adversely affected many of the Company's customers in the refining and petrochemical industries. The downturn in the Asian market has reduced export opportunities and to a limited degree increased domestic competition from foreign equipment producers. Certain petrochemical and refining customers deferred equipment purchases related to certain major projects during the second half of 1998 and the first half of 1999 that reduced demand for some of the Company's products. These factors have increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits in 1998 and the first half of 1999. However, refinery and plant utilization remains near capacity and management believes that the intermediate and long-term prospects for the sale of the Company's equipment, parts and services to the hydrocarbon processing industry remain strong.

         The Company's results of operations for 1998 and the first half of 1999 were also adversely affected by conditions relating to the Company's business combination following the October 1997 merger with Astrotech International Corporation ("Astrotech"). On November 12, 1998, the Company announced actions to restructure its management organization, reduce its underlying cost structure and refocus the Company's efforts on providing superior customer service. These actions include a multi-step strategic plan designed to enhance future operations which was developed based on an in-depth review of the Company's operations and systems. Due to extended adverse economic conditions in the Company's markets, management continues to review alternatives to reduce future operating costs including further consolidation of operations, plant closings, personnel terminations and the potential sale of selected assets. The financial impact, if any, of these potential alternatives is not currently estimable. Management also determined effective September 30, 1998 that the filtration group was non-core and decided to dispose of this business unit. The filtration group has been treated as a discontinued operation and is currently for sale.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1998

         Revenues

         Total revenues for the three months ended June 30, 1999 were $63,886, a decrease of $15,884 or 20%, from revenues of $79,770 for the three months ended June 30, 1998. Revenues within the storage group were $39,164, a decrease of $3,650 from $42,814, principally due to the March 1999 sale of Texoma Tank, which accounted for $1,467 of the decrease. The loss of the Texoma Tank revenue was partially offset by $720 of additional revenue related to the June 1998 acquisition of G.L.M. Tanks and Equipment, Ltd. ("GLM"). Revenues within the process group were $24,722, a decrease of $12,234 from $36,956 principally due to a decline in the demand for new heat exchangers resulting from a significant decrease in capital expenditures by the hydrocarbon processing industry due to depressed refined products margins.

         Cost of Revenues

         Cost of revenues for the three months ended June 30, 1999 were $55,248, a decrease of $6,736 or 11%, from cost of revenues of $61,984 for the three months ended June 30, 1998. Gross margins declined from 1998 to 1999 mainly due to softening market conditions which resulted in increased pricing pressure. The storage group cost of revenues increased by $1,307, from $32,631 to $33,938, of which $800 is attributable to the acquisition of GLM and a decrease of $776 is attributable to the March 1999 sale of Texoma Tank. Cost of revenues within the process group decreased by $8,043, from $29,353 to $21,310.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended June 30, 1999 decreased by $425 and represented 10% and 12% of revenues for the three months ended June 30, 1998 and 1999, respectively. The storage group's selling, general and administrative expenses decreased by $428, primarily due to cost reductions and the March 1999 sale of Texoma Tank, partially offset by additional expenses related to the GLM acquisition. The process group costs increased by $385. Corporate costs were lower primarily due to reduced personnel related costs.

         Depreciation and Amortization

         Depreciation and amortization expense for the three months ended June 30, 1999 increased by $157 due to the GLM acquisition and machinery and equipment additions partially offset by the March 1999 sale of Texoma Tank.

         Merger, Acquisition and Strategic Charges

         For the three months June 30, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $609 consisting primarily of severance and other personnel related costs.

         Merger, acquisition and strategic charges of $845 for the three months ended June 30, 1998 relate to the termination of a proposed tender offer.

         Interest Expense, net

         Interest expense for the three months ended June 30, 1999 was $1,869, an increase of $709 from $1,160 in 1998. This increase is a result of higher debt balances from the June 1998 acquisition of GLM and higher interest rates partially offset by the reduction in debt from the proceeds of the March 1999 sale of Texoma Tank.

         Income Taxes

         The income tax expense (benefit) from continuing operations for the three months ended June 30, 1999 was ($1,165) as compared to $2,261 for the comparable period in 1998. The effective tax rate for the three months ended June 30, 1999 and 1998 was 36.5%.

         Discontinued Operations

         Allied

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Such operations ceased in the third quarter of 1998. The loss from discontinued operations for the three months ended June 30, 1998 was $455, net of $256 income tax benefit.

         Filtration

         During September 1998 and effective September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. The majority of the filtration group's operations relate to manufacturing fabric filters, wet and dry scrubbers and fiberglass reinforced plastic fans.

         Net assets of the filtration group of $21,877 are included in the June 30, 1999 consolidated balance sheet. Sales from the filtration group discontinued operations were $11,440 and $7,424 for the three months ended June 30, 1998 and 1999, respectively. From the date of measurement after-tax losses of $1,019 have been incurred through June 30, 1999. After-tax interest expense of $471 is included in the operating loss for the same period.

         Discontinued operations have not been separated in the consolidated balance sheet or statements of cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of operations.

     SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Revenues

         Total revenues for the six months ended June 30, 1999 were $133,334, a decrease of $17,571 or 12%, from $150,905 for the six months ended June 30, 1998. Revenues within the storage group were $80,173, an increase of $2,571 from $77,602 primarily as the result of the April 1998 acquisition of Reliable Steel Fabricators, Inc. ("Reliable") and the June 1998 acquisition of GLM. This increase was partially offset by the March 1999 sale of Texoma Tank. Revenues within the process group were $53,161, a decrease of $20,142 from $73,303 principally due to a decline in demand for new heat exchangers resulting from a significant decrease in capital expenditures by the hydrocarbon processing industry due to depressed refined products margins.

         Cost of Revenues

         Cost of revenues for the six months ended June 30, 1999 were $113,694, a decrease of $2,451 or 2%, from $116,145 for the six months ended June 30, 1998. Gross margins declined from 1998 to 1999 mainly due to softening market conditions which resulted in increased pricing pressure. The storage group cost of revenues increased by $10,244, from $58,829 to $69,073, of which $4,873 is attributable to the acquisitions of GLM and Reliable. Cost of revenues within the process group decreased by $12,695, from $57,316 to $44,621.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the six months ended June 30, 1999 decreased by $403 and represented 11% and 12% of revenues for the six months ended June 30, 1998 and 1999, respectively. The storage group's selling, general and administrative expenses decreased by $170, primarily due to cost reductions and decreased expenses related to the March 1999 sale of Texoma Tank partially offset by the acquisitions described above. The process group costs increased by $693. Corporate costs were lower primarily due to reduced personnel related costs.

         Depreciation and Amortization

         Depreciation and amortization expense for the six months ended June 30, 1999 increased by $291 due to the Reliable and GLM acquisitions and machinery and equipment additions partially offset by the March 1999 sale of Texoma Tank.

         Merger, Acquisition and Strategic Charges

         For the six months June 30, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $2,640. The charge included the costs (estimated as incremental job costs) to combine the operations of the Company and Astrotech and related losses associated with two plant closings and business integration and reorganization costs, such as severance and other personnel related costs.

         For the six months ended June 30, 1998, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $1,039 consisting of $194 related to a terminated purchase agreement and $845 related to the termination of a proposed tender offer.

         Interest Expense, net

         Interest expense for the six months ended June 30, 1999 was $4,021, an increase of $1,487 from $2,534 in 1998. This increase is a result of higher debt balances from the acquisitions of Reliable and GLM during the second quarter of 1998 and higher interest rates partially offset by the reduction in debt from the proceeds of the March 1999 sale of Texoma Tank.

         Miscellaneous Income, net

         Effective March 26, 1999, the Company sold the assets of Texoma Tank, its tank leasing operation, for $13,956 (consisting of $13,206 in cash and $750 in a short-term note receivable (subject to certain post-closing adjustments)), resulting in a pre-tax gain of $4,156 which is included in miscellaneous income in the accompanying statements of operations. Proceeds from the sale were used to pay down the Company's bank borrowings.

         Income Taxes

         The income tax expense (benefit) from continuing operations for the six months ended June 30, 1999 was ($1,285) as compared to $4,253 for the comparable period in 1998. The effective tax rate for 1999 was lower than the Company's normal effective tax rate of 36.5% due to a one-time tax benefit.

         Discontinued Operations

         Allied

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Such operations ceased in the third quarter of 1998. The loss from discontinued operations for the six months ended June 30, 1998 was $455, net of $256 income tax benefit.

         Filtration

         During September 1998 and effective September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. The majority of the filtration group's operations relate to manufacturing fabric filters, wet and dry scrubbers and fiberglass reinforced plastic fans.

         Net assets of the filtration group of $21,877 are included in the June 30, 1999 consolidated balance sheet. Sales from the filtration group discontinued operations were $23,988 and $15,147 for the six months ended June 30, 1998 and 1999, respectively. From the date of measurement after-tax losses of $1,019 have been incurred through June 30, 1999. After-tax interest expense of $471 is included in the operating loss from the date of measurement.

         Discontinued operations have not been separated in the consolidated balance sheet or statements of cash flows and, therefore, amounts for certain captions will not agree with the respective consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999 the Company's cash position was $6,565 compared with $5,784 at December 31, 1998. Net working capital at June 30, 1999 decreased to $53,888 from $66,609 at December 31, 1998.

         The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. There was $19,945 of unused commitment under the line of credit as of June 30, 1999. The Company's operating activities provided $8,035 in cash during the six months ended June 30, 1999.

         The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases and indebtedness, and capital required for future acquisitions. The Company's general working capital requirements consist of salary costs and related overhead and the purchase price of materials and components, and may also include subcontract costs incurred prior to the receipt of corresponding progress payments under the contract with respect to which such costs are incurred. Management anticipates that the Company will make capital expenditures of approximately $4,000 in 1999 as compared to $5,938 in 1998.

         In connection with the October 1997 merger with Astrotech International Corporation ("Astrotech"), ITEQ refinanced its and Astrotech's existing credit facilities under a non-amortizing revolving credit facility with various financial institutions with a commitment of $125,000 as of June 30, 1999 and maturing in October 2002. The revolving credit facility was amended effective July 30, 1999 and the amount of the commitment reduced to $120,000. The loan facility bears interest, at ITEQ's option, at BankBoston N.A.'s ("BankBoston") customary base rate or at BankBoston's Eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to 1.25% for the applicable base rate margin, and from 2.00% to 3.25% for the applicable Eurodollar rate margin. This credit facility is secured by substantially all of the assets of ITEQ, a pledge of 65% of the stock of each of ITEQ's material foreign subsidiaries, and a pledge of the stock of ITEQ's domestic subsidiaries and guarantees entered into by such domestic subsidiaries. The outstanding balance under the credit facility at June 30, 1999 was $101,400.

         ITEQ's principal credit facility requires the Company to maintain certain levels of earnings before interest, taxes and depreciation and amortization, interest coverage, working capital and stockholders' equity and contains other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness, to pay dividends or to make acquisitions and certain investments. At June 30, 1999, the Company was in compliance with the provisions of its loan agreement.

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

         ITEQ relies on numerous third-party vendors and suppliers for a wide variety of goods and services, including raw materials, banking, telecommunications and utilities such as water and electricity. Many of ITEQ's operations would be adversely affected if these supplies and services were curtailed as a result of a supplier's Year 2000 noncompliance. ITEQ has attempted to contact its major third party vendors to ensure that they have an effective plan in place to address the Year 2000 problem. Although responses to the Company's inquiries have not been complete, ITEQ has not been informed of any supplier's Year 2000 noncompliance. ITEQ intends to make further communications with those vendors who do not respond to its inquiries.

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

         INTEREST RATE RISK. Based on the Company's overall interest rate exposure during the six months ended June 30, 1999, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operations or cash flows. A 10% change in the rate of interest would not have a material effect on the Company's financial position, results of operations or cash flows.

         FOREIGN CURRENCY RISK. Except for sales from certain foreign subsidiaries, the Company's sales are either U.S. dollar denominated or payable in currency with fixed exchange rates against the U.S. dollar. The Company has operations in Canada, the United Kingdom, Germany and Singapore in addition to operations in the United States and other countries. These companies' functional currencies are the Canadian dollar, the British pound, the German Mark and the Singapore dollar, respectively. The Company's financial results from these foreign operations are translated into U.S. dollars in consolidation. As such, the Company is exposed to foreign currency risk to the extent that there are fluctuations in local currency exchange rates against the U.S. dollar.

         FOREIGN OPERATIONS. The Company has operations in countries other than the United States as mentioned above. As a result, the Company is exposed to risks normally associated with operations located outside the U.S., including political, economic, social and labor instabilities, as well as foreign exchange controls, currency fluctuations and taxation changes.

                          PART II --- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 30, 1999, the Company held its annual meeting of stockholders, the purpose of which was to elect a board of seven directors to serve until the next annual meeting or until their successors are elected and qualify; and to consider and vote on a proposal to amend the Company's Directors' Stock Option Plan to increase the number of shares authorized for issuance under the plan by 100,000. There were present at the meeting, in person and by proxy, the holders of 25,422,588 shares of common stock or approximately 90% of the total number of issued and outstanding shares which were entitled to vote. The results of the vote were as follows:


                                                     Number of Votes        Number of Votes        Number of Votes
                    Action                                 For                  Against                Withheld
                                                     ---------------        ---------------        ---------------

1.  Election of Board of Seven Directors

                Name of Nominee
                ---------------
                      Mark E. Johnson                   24,629,058                ---                  793,530
                      William P. Reid                   24,851,517                ---                  571,071
                      Lawrance W. McAfee                24,629,598                ---                  792,990
                      Thomas N. Amonett                 24,852,130                ---                  570,458
                      T. William Porter                 24,423,191                ---                  999,397
                      James L. Rainey                   24,852,088                ---                  570,500
                      James A. Read                     24,851,783                ---                  570,805

2.   Approval and adoption of amendment to
     the Company's Directors' Stock
     Option Plan                                        23,640,277             1,729,811                52,500


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)           EXHIBITS:

*10.1    -- Agreement dated June 30, 1999 between the Registrant and Mark E.
            Johnson.

*27      -- Financial Data Schedule.

-------------
*    Filed herewith.

         (b)   REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ITEQ, INC.



         Date:  August 16, 1999                     /s/   Lawrance W. McAfee
                                                 ---------------------------
                                                 Lawrance W. McAfee
                                                 Executive Vice President and
                                                 Chief Financial Officer


         Date:  August 16, 1999                     /s/   Keith L. Morgenroth
                                                 ----------------------------
                                                 Keith L. Morgenroth
                                                 Vice President of Finance and
                                                 Accounting

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
*10.1    -- Agreement dated June 30, 1999 between the Registrant and Mark E.
            Johnson.

*27      -- Financial Data Schedule.