Form 10-Q
period 1999-09-30
ITEQ INC
filed 1999-11-15
CIK 868755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       or

              [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   28,203,213
           (Shares of common stock outstanding as of November 5, 1999)

                                   ITEQ, INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1999


                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS
          Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999
              (unaudited)                                                                 3
          Consolidated Statements of Operations for the Three and Nine Months Ended
              September 30, 1998 (unaudited) and 1999 (unaudited)                         4
          Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 1998 (unaudited) and 1999 (unaudited)                         5
          Notes to Consolidated Financial Statements (unaudited)                          6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                            12

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     20

PART II - OTHER INFORMATION                                                              21

                                   ITEQ, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                              DECEMBER 31,     SEPTEMBER 30,
                                                                  1998             1999
                                                              ------------     -------------
                                                                                (unaudited)
                              ASSETS

CURRENT ASSETS
Cash and cash equivalents ...................................  $   5,784        $   6,665
Due on contracts and other receivables, net .................     31,156           19,865
Costs and estimated earnings in excess of billings on
     uncompleted contracts ..................................     16,566           12,094
Inventories .................................................     19,252            9,094
Prepaid expenses, deposits and other assets .................      3,442            2,848
Deferred tax asset ..........................................      1,402            1,895
Net assets of discontinued operations .......................     93,762           68,915
                                                               ---------        ---------
         Total current assets ...............................    171,364          121,376
PROPERTY AND EQUIPMENT, NET .................................     20,331           20,426
OTHER ASSETS, NET ...........................................     70,075           68,380
                                                               ---------        ---------
     TOTAL ASSETS ...........................................  $ 261,770        $ 210,182
                                                               =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Long-term debt classified as current ........................  $     --         $ 106,325
Accounts payable ............................................     16,452            8,972
Accrued liabilities:
     Job costs ..............................................     11,414            7,011
     Accrued compensation and benefits ......................      1,993            1,158
     Accrued expenses and other current liabilities .........     10,485            7,275
Billings in excess of costs and estimated earnings on
     uncompleted contracts ..................................      1,026              473
                                                               ---------        ---------
         Total current liabilities ..........................     41,370          131,214

LONG-TERM OBLIGATIONS .......................................    119,603              --
                                                               ---------        ---------
              Total Liabilities .............................    160,973          131,214
                                                               ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares
     authorized; no shares issued or outstanding.............        --               --
Common stock, $.001 par value; 40,000 shares authorized;
     28,298 and 28,336 shares issued at December 31, 1998
     and September 30, 1999, respectively....................         28               28
Treasury stock, at cost, 139 shares..........................     (1,000)          (1,000)
Additional paid-in capital ..................................    131,450          131,610
Retained earnings (deficit) .................................    (27,826)         (50,855)
Translation adjustment.......................................     (1,855)            (815)
                                                               ---------        ---------
         Total Stockholders' Equity .........................    100,797           78,968
                                                               ---------        ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............  $ 261,770        $ 210,182
                                                               =========        =========


                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            SEPTEMBER 30,                         SEPTEMBER 30,
                                                    ----------------------------          ----------------------------
                                                      1998                1999               1998               1999
                                                    ---------          ---------          ---------          ---------
Revenues                                            $  36,127          $  33,230          $ 128,258          $  98,778
Cost of revenues                                       32,334             30,144            105,310             85,249
Selling, general and administrative expenses            5,565              4,853             16,451             15,722
Depreciation and amortization                             995              1,387              2,677              3,134
Merger, acquisition  and strategic charges              5,831                 30              6,870                525
                                                    ---------          ---------          ---------          ---------
   Operating loss                                      (8,598)            (3,184)            (3,050)            (5,852)

Interest expense, net                                  (1,028)            (1,092)            (2,239)            (3,180)
Miscellaneous income (expense), net                        51                (36)               438                 34
                                                    ---------          ---------          ---------          ---------
Earnings (Loss) from continuing operations
   before income tax provision (benefit)               (9,575)            (4,312)            (4,851)            (8,998)
Income tax provision (benefit)                         (3,495)             2,203             (1,767)                --
                                                    ---------          ---------          ---------          ---------
Loss from continuing operations                        (6,080)            (6,515)            (3,084)            (8,998)
                                                    ---------          ---------          ---------          ---------

Earnings (Loss) from discontinued operations,
   net of income tax provision (benefit)               (1,224)            (1,201)             3,134               (344)
Loss on disposal of discontinued operations               --             (13,687)               --             (13,687)
                                                    ---------          ---------          ---------          ---------
  Earnings (Loss) from discontinued operations,
    net of income tax provision (benefit)              (1,224)           (14,888)             3,134            (14,031)
                                                    ---------          ---------          ---------          ---------
Net earnings (loss)                                 $  (7,304)         $ (21,403)         $      50          $ (23,029)
                                                    =========          =========          =========          =========

BASIC EARNINGS (LOSS) PER SHARE:
Loss from continuing operations                     $    (.22)         $    (.23)         $    (.11)         $    (.32)
Earnings (Loss) from discontinued operations             (.04)              (.53)               .11               (.50)
                                                    ---------          ---------          ---------          ---------
Net earnings (loss) per common share                $    (.26)         $    (.76)         $     .00          $    (.82)
                                                    =========          =========          =========          =========

Weighted average common shares outstanding             28,158             28,196             27,526             28,189
                                                    =========          =========          =========          =========

DILUTED EARNINGS (LOSS) PER SHARE:
Loss from continuing operations                     $    (.22)         $    (.23)         $    (.11)         $    (.32)
Earnings (Loss) from discontinued operations             (.04)              (.53)               .11               (.50)
                                                    ---------          ---------          ---------          ---------
Net earnings (loss) per common share                $    (.26)         $    (.76)         $     .00          $    (.82)
                                                    =========          =========          =========          =========

Weighted average common and common
   equivalent shares outstanding                       28,158             28,210             28,645             28,196
                                                    =========          =========          =========          =========


                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                    -------------------------------
                                                                      1998                   1999
                                                                    --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) .............................................   $     50               $(23,029)
Adjustments to reconcile net earnings to net cash
      provided (used) by operating activities of continuing
      operations:
  (Earnings) Loss from discontinued operations ..................     (3,134)                14,031
  Depreciation and amortization .................................      2,677                  3,134
  Provision (Benefit) for deferred income taxes .................       (731)                  (440)
  Non-cash interest .............................................        120                    252
  Changes in assets and liabilities, net of effects of
      businesses acquired:
       Due on contracts and other receivables, net ..............      6,015                 12,412
       Inventories ..............................................     (2,580)                10,156
       Costs and estimated earnings in excess of billings on
         uncompleted contracts ..................................      5,228                  4,335
       Prepaid expenses, deposits and other assets ..............     (1,023)                   168
       Accounts payable and accrued liabilities .................     (3,631)               (18,053)
       Billings in excess of costs and estimated earnings on
          uncompleted contracts .................................     (3,446)                  (631)
       Other ....................................................       (217)                 2,214
                                                                    --------               --------
      Net cash provided (used) by operating activities of
         continuing operations ..................................       (672)                 4,549
                                                                    --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquired businesses, net of cash acquired .......    (19,801)                  --
  Purchases of property and equipment ...........................     (3,057)                (1,307)
                                                                    --------               --------
     Net cash provided (used) by investing activities of
        continuing operations ...................................    (22,858)                (1,307)
                                                                    --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under line of credit ................     30,130                (13,278)
  Proceeds from exercise of stock options and warrants ..........      2,495                    160
  Purchase of treasury stock ....................................     (1,000)                   --
                                                                    --------               --------
      Net cash provided (used) by financing activities of
         continuing operations ..................................     31,625                (13,118)
                                                                    --------               --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................        (95)                   (60)
                                                                    --------               --------
CASH GENERATED (USED) IN DISCONTINUED OPERATIONS ................    (12,219)                10,817
                                                                    --------               --------
      Net increase (decrease) in cash and cash equivalents ......     (4,219)                   881
  Cash and cash equivalents, beginning of period ................      9,681                  5,784
                                                                    --------               --------
  Cash and cash equivalents, end of period ......................   $  5,462               $  6,665
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

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1998 and 1999, and the cash flows for the nine months ended September 30, 1998 and 1999.

         The unaudited consolidated financial statements include the accounts of ITEQ, Inc. and its wholly-owned subsidiaries ("ITEQ" or the "Company"). Significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period's consolidated financial statements to conform with the current period presentation.

         As a result of management's decision to discontinue the operations of the storage tank group, the net assets of the storage tank group have been reflected as discontinued operations and prior period financial statements have been restated to reflect the discontinuance of these operations. See Note 6.

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

         The Company implemented Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that all items required to be recognized under this standard as components of comprehensive income, such as the Company's foreign currency translation adjustments, be reported. The Company's comprehensive income (loss) was as follows:


                                                        Three Months               Nine Months
                                                    Ended September 30,         Ended September 30,
                                                  ----------------------      ----------------------
                                                    1998          1999          1998          1999
                                                  --------      --------      --------      --------
Net income (loss)............................     $ (7,304)     $(21,403)     $     50      $(23,029)
Foreign currency translation adjustments ....         (787)          329        (1,037)        1,040
                                                  --------      --------      --------      --------
     Comprehensive income (loss) ............     $ (8,091)     $(21,074)     $   (987)     $(21,989)
                                                  ========      ========      ========      ========

                                   ITEQ, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 - DUE ON CONTRACTS AND OTHER RECEIVABLES

         At December 31, 1998, and September 30, 1999, due on contracts and other receivables, excluding net assets of discontinued operations, consist of the following:


                                                               December 31,  September 30,
                                                                   1998          1999
                                                               ------------  -------------
Billings on completed contracts and contracts in progress ..     $ 30,750      $ 19,874
Retained contract receivables ..............................          762           476
Allowance for doubtful accounts ............................         (356)         (485)
                                                                 --------      --------
              Total ........................................     $ 31,156      $ 19,865
                                                                 ========      ========


NOTE 3 - INVENTORIES

         Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, labor, overhead and purchased parts and are valued at the lower of cost or market. The Company accrues certain open purchase orders as the Company would incur substantial expense to cancel such purchase orders. These amounts are included in work in progress inventory. Cost is determined by the average cost method for materials and the first-in, first-out (FIFO) method for purchased parts. Inventories at December 31, 1998 and September 30, 1999, excluding net assets of discontinued operations, consist of the following:


                                      December 31,     September 30,
                                          1998             1999
                                      ------------     -------------
Raw materials ................          $ 2,381           $ 2,723
Work in progress .............           16,857             6,031
Finished goods ...............               14               340
                                        -------           -------
               Total .........          $19,252           $ 9,094
                                        =======           =======


NOTE 4 - OTHER ASSETS

         At December 31, 1998 and September 30, 1999, other assets, excluding net assets of discontinued operations, consist of the following:


                                                                                 December 31,    September 30,
                                                                                    1998             1999
                                                                                 ------------    -------------
Excess of costs over net assets acquired, net of accumulated amortization of $4,164 and $5,392 at December 31, 1998 and
   September 30, 1999, respectively .....................................          $53,018          $52,253
Licenses, trademarks and tradenames, net of accumulated
   amortization of $2,232 and $2,644 at December 31, 1998 and
   September 30, 1999, respectively .....................................           14,259           13,690
Deferred tax asset ......................................................            2,159            1,568
Other ...................................................................              639              329
                                                                                   -------          -------
               Total ....................................................          $70,075          $67,840
                                                                                   =======          =======

                                   ITEQ, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5 - MERGER, ACQUISITION AND STRATEGIC CHARGES

         For the three and nine months ended September 30, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $30 and $525. The charges included reorganization costs such as severance and other personnel related costs.

         For the three and nine months ended September 30, 1998, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $5,831 and $6,870, respectively, related to the restructuring of its process and filtration operations. The charges included the costs of consolidating manufacturing operations, severance and other personnel costs.

NOTE 6 - DISCONTINUED OPERATIONS

         ALLIED

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Such operations ceased in the third quarter of 1998.

         Operating losses during the phase out period were included in the loss on disposal of discontinued operations. Losses before tax of $(3,867) were incurred through September 30, 1998. The loss from discontinued operations included in the statements of operations is reflected net of the effective income tax rate for the applicable period.

         FILTRATION GROUP

         During September 1998 and effective September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. The majority of the filtration group's operations relate to manufacturing fabric filters, wet and dry scrubbers and fiberglass reinforced plastic fans.

         Effective September 1999, management of ITEQ reevaluated its plans related to the disposal of the filtration group. Management determined that the disposal of the group was not in the best interest of shareholders at that date. Accordingly, the results of operations of this group have been reconsolidated effective September 30, 1999 and all prior periods have been restated. Additionally, depreciation and amortization were not recorded during the periods while these operations were held for sale. Accordingly, depreciation expense for the quarter ended September 30, 1999 reflects the previously unrecorded amounts.

         STORAGE TANK GROUP

         Effective September 1, 1999, management of ITEQ adopted a plan to discontinue the operations of the storage tank group. The plan included the intended sale of certain operations and the abandonment and liquidation of certain other storage tank fabrication operations.

         Effective March 26, 1999, the Company sold the assets of Texoma Tank Company, a mobile tank leasing business, for $13,956 resulting in a pre-tax gain of $4,156 which is included in the earnings (loss) from discontinued operations in the accompanying statements of operations.

                                   ITEQ, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Effective October 4, 1999, the Company liquidated certain manufacturing assets of the storage tank group for net proceeds of $2,159. Effective November 4, 1999, the Company sold its Provo, Utah storage tank manufacturing operation for net proceeds of $1,878. Additionally, the Company has entered into four non-binding letters of intent in the amount of $66,800 for the sale of the majority of the storage tank group and is in the process of liquidating the remaining portion of the storage tank group. Accordingly, the Company has recorded an anticipated loss on disposal of the storage tank group of $13,687, which includes the expected results of operations through the anticipated disposal date, including interest of $1,766. Prior period results of operations have been restated to reflect the discontinuance of these operations. The net assets of the storage group have been reflected in the Company's consolidated financial statements at their estimated net realizable value. These assets are expected to be disposed of within the next twelve months; however, there can be no assurance that they will be sold.

         Sales from discontinued operations were $44,965 and $38,962 for the three months ended September 30, 1998 and 1999 and $127,727 and $121,896 for the nine months ended September 30, 1998 and 1999, respectively.
Summary operating results through August 31, 1999, are as follows:


                                                   Two months ended    Eight months ended
                                                    August 31, 1999      August 31, 1999
                                                   ----------------    ------------------
Revenues ....................................          $  27,320           $ 110,254
Operating loss ..............................               (158)               (706)
Interest expense, net .......................               (849)             (3,251)
Income (Loss) before income tax provision ...             (1,095)                256
Income tax provision ........................                106                 600
Net loss from discontinued operations .......             (1,201)               (344)

         The earnings (loss) from discontinued operations included in the statements of operations are reflected net of the effective income tax rate for the applicable period.

         At December 31, 1998 and September 30, 1999, net assets of discontinued operations consist of the following:


                              December 31,       September 30,
                                  1998               1999
                              ------------       -------------
Current assets ...........      $ 55,261           $ 47,111
Current liabilities ......       (24,884)           (33,011)
                                --------           --------
     Net current assets ..        30,377             14,100
                                --------           --------

Noncurrent assets ........        63,385             54,815
Noncurrent liabilities ...          --                 --
                                --------           --------
                                  63,385             54,815
                                --------           --------
     Net assets ..........      $ 93,762           $ 68,915
                                ========           ========

                                   ITEQ, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 - DEBT

         In October 1997, the Company refinanced its existing credit facilities under a non-amortizing revolving credit facility with various financial institutions with a total commitment of $120,000 (loan sublimit of $109,000) as of September 30, 1999 and maturing in October 2002. Pursuant to the asset sales described in Note 6, the loan commitment was reduced on November 4, 1999 to $118,222 (loan sublimit of $107,222). The loan facility bears interest, at ITEQ's option, at BankBoston N.A.'s ("BankBoston") customary base rate or at BankBoston's Eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to 1.25% for the applicable base rate margin, and from 2.00% to 3.25% for the applicable Eurodollar rate margin. This credit facility is secured by substantially all of the assets of ITEQ, a pledge of 65% of the stock of each of ITEQ's material foreign subsidiaries, and a pledge of the stock of ITEQ's domestic subsidiaries and guarantees entered into by such domestic subsidiaries. The outstanding balance under the credit facility at September 30, 1999 was $106,325.

         The Company was not in compliance with one of the financial covenants in its credit facility during the third quarter of 1999. As a result, effective September 30, 1999, the Company and its lenders entered into a Limited Waiver Regarding Disposition of Certain Assets and Certain Financial Covenants (the "Limited Waiver") that waived compliance with certain financial covenants in the credit facility for the third quarter of 1999.

         The Limited Waiver also imposed an additional financial covenant on the Company regarding achievement of certain levels of EBITDA plus certain non-cash losses for each of the months of September through December 1999. In September, the Company incurred a loss, partially as a result of its decision to discontinue the operations of its storage tank group. As a result, the Company was not in compliance with this financial covenant for the month of September. As of November 15, 1999, the Company and its lenders amended the credit facility, the effect of which was to eliminate any noncompliance at September 30, 1999 with the financial covenants in the credit facility and with the financial covenant in the Limited Waiver.

         Based on its current and expected levels of operations, its cost structure and the anticipated asset sales discussed in Note 6, the Company likely will require waivers of financial covenant noncompliance under, or further amendments to, the credit facility on or before February 1, 2000. As a result, the Company has classified as current the amounts presently outstanding under its credit facility.

         The Company is currently in discussions with its lenders regarding amendment of the credit facility. In conjunction with its management's strategic plan, which includes restructuring the credit facility, the Company is selling certain of its assets in order to reduce its outstanding indebtedness under the credit facility. In October 1999, the Company liquidated certain manufacturing assets of the storage tank group for net proceeds of $2,159. In November 1999, the Company sold its Provo, Utah storage tank manufacturing operation for net proceeds of $1,878. Additionally, the Company has entered into four non-binding letters of intent providing for an aggregate purchase price of $66,800 for the sale of the majority of the storage tank group and is in the process of liquidating the remaining portion of the storage tank group.

         The Company also intends to explore obtaining financing apart from the credit facility, which may include the sale and leaseback of certain assets or subordinated debt.

                                   ITEQ, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8 - INCOME TAXES

         The Company, each quarter, evaluates its expected annual effective income tax rate. This evaluation in the quarter ended September 30, 1999 resulted in a year to date income tax provision of zero for the nine months ended September 30, 1999 for continuing operations.

NOTE 9 - SEGMENT REPORTING


                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                    ------------------------      ------------------------
                                       1998           1999           1998          1999
                                    ---------      ---------      ---------      ---------
Revenue from external customers
Process                             $  29,070      $  24,921      $  97,213      $  75,322
Filtration                              7,057          8,309         31,045         23,456
                                    ---------      ---------      ---------      ---------
   Total                            $  36,127      $  33,230      $ 128,258      $  98,778
                                    =========      =========      =========      =========

Depreciation and amortization
  Process                           $     725      $     786      $   1,879      $   2,303
  Filtration                              253            584            751            782
  Other                                    17             17             47             49
                                    ---------      ---------      ---------      ---------
     Total                          $     995      $   1,387      $   2,677      $   3,134
                                    =========      =========      =========      =========

Operating profit (loss)
  Process                           $  (2,867)     $    (951)     $   5,845      $    (697)
  Filtration                           (4,047)        (1,341)        (3,285)        (2,112)
  Other                                (1,684)          (892)        (5,610)        (3,043)
                                    ---------      ---------      ---------      ---------
     Total                          $  (8,598)     $  (3,184)     $  (3,050)     $  (5,852)
                                    =========      =========      =========      =========

Earnings (Loss) from continuing
  operations before income tax
  provision (benefit)
  Process                           $  (3,570)     $  (1,673)     $   4,487      $  (2,917)
  Filtration                           (4,288)        (1,544)        (3,648)        (2,704)
  Other                                (1,717)        (1,095)        (5,690)        (3,377)
                                    ---------      ---------      ---------      ---------
     Total                          $  (9,575)     $  (4,312)     $  (4,851)     $  (8,998)
                                    =========      =========      =========      =========


                                                  AS OF DECEMBER 31,    AS OF SEPTEMBER 30,
                                                        1998                   1999
                                                  ------------------    -------------------
Identifiable assets of continuing operations
  Process                                             $126,316               $ 98,590
  Filtration                                            29,839                 28,715
  Other                                                 11,853                 13,935
                                                      --------               --------
     Total                                            $168,008               $141,240
                                                      ========               ========


The Company does not have material intersegment revenues.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

GENERAL

         Since its inception in 1990 the Company has experienced substantial growth through acquisitions. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods. The Company discontinued its low margin fabrication operations during 1997 and 1998, and adopted plans to discontinue the storage group operations in September 1999.

         The Company's results of operations are affected by certain conditions outside the Company's control, including overall industrial economic conditions and specifically the demand for hydrocarbon processing products and services. Additionally, recent volatility in oil prices and the oversupply of certain commodity chemicals have adversely affected many of the Company's customers in the refining and petrochemical industries. The downturn in the Asian market has reduced export opportunities and to a limited degree increased domestic competition from foreign equipment producers. Certain petrochemical and refining customers deferred equipment purchases related to certain major projects during 1998 and thus far in 1999 resulting in reduced demand for some of the Company's products. These factors have also increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits in 1998 and thus far in 1999. However, refinery and plant utilization remains near capacity, and management believes that the intermediate and long-term prospects for the sale of the Company's equipment, parts and services to the hydrocarbon processing industry exceed those of its recent past.

         The Company's results of operations for 1998 and of the first nine months of 1999 were also adversely affected by conditions relating to the Company's business combination following the October 1997 merger with Astrotech International Corporation ("Astrotech"). On November 12, 1998, the Company announced actions to restructure its management organization and reduce its underlying cost structure. These actions included a multi-step strategic plan designed to enhance future operations which was developed based on an in-depth review of the Company's operations and systems. However, due to extended adverse economic conditions in the Company's markets, management adopted, in September 1999, a plan to discontinue the operations of the Company's storage tank group. The proceeds from the expected sale of this group will be utilized to reduce the Company's indebtedness. The Company recognized an estimated loss on disposal of this group of $13,687 including an estimate of future operating losses through the anticipated disposal dates. Management also determined previously that effective September 30, 1998 the filtration group was non-core and decided to dispose of this business unit. However, in September 1999, management determined that it was not in the shareholders best interest to dispose of these operations at that date. Accordingly, those operations have been reconsolidated.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES

         Total revenues for the three months ended September 30, 1999 were $33,230, a decrease of $2,897, or 8%, from revenues of $36,127 for the three months ended September 30, 1998. Revenues within the process group were $24,921, a decrease of $4,149 from $29,070 principally due to a decline in the demand for new heat exchangers resulting from a significant decrease in capital expenditures by the hydrocarbon processing industry due to depressed refined products margins. Revenues within the filtration group were $8,309, an increase of $1,252 from $7,057.

         COST OF REVENUES

         Cost of revenues for the three months ended September 30, 1999 were $30,144, a decrease of $2,190, or 7%, from cost of revenues of $32,334 for the three months ended September 30, 1998. Gross margins declined from 1998 to 1999 mainly due to softening market conditions which resulted in increased pricing pressure. Cost of revenues within the process group decreased by $1,143, from $23,510 to $22,367. Cost of revenues within the filtration group decreased by $1,047 from $8,824 to $7,777.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended September 30, 1999 decreased by $712 and represented 15% of revenues for both the three months ended September 30, 1998 and 1999. The process group costs decreased by $435. Filtration group costs decreased by $129. Corporate costs were lower primarily due to reduced personnel related costs.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for the three months ended September 30, 1999 increased by $392 largely due to the recording, in the period, of nine months of depreciation and amortization expense on the filtration group's property and equipment which represented assets previously held for sale.

         MERGER, ACQUISITION AND STRATEGIC CHARGES

         For the three months ended September 30, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $30 consisting primarily of severance and other personnel related costs.

         Merger, acquisition and strategic charges of $5,831 for the three months ended September 30, 1998 relate to the consolidation of manufacturing facilities at the process group, the write down of certain assets at the filtration group, severance and other personnel related costs at the process and filtration groups.

         INTEREST EXPENSE, NET

         Interest expense for the three months ended September 30, 1999 was $1,092, an increase of $64 from $1,028 in 1998. This increase is a result of higher interest rates on the Company's credit facility.

         INCOME TAXES

         The income tax expense (benefit) from continuing operations for the three months ended September 30, 1999 was $2,203 as compared to ($3,495) for the comparable period in 1998. The Company determined that its annual effective income tax rate for 1999 was expected to be zero. Accordingly, the cumulative tax expense (benefit) was adjusted in the quarter ended September 30, 1999. The effective tax rate for the three months ended September 30, 1998 was 36.5%.

         DISCONTINUED OPERATIONS

         ALLIED

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Such operations ceased in the third quarter of 1998. The loss from discontinued operations for the three months ended September 30, 1998 was $730, net of a $409 income tax benefit.

         FILTRATION GROUP

         During September 1998 and effective September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. The majority of the filtration group's operations relate to manufacturing fabric filters, wet and dry scrubbers and fiberglass reinforced plastic fans.

         Effective September 1999, management of ITEQ reevaluated its plans related to the disposal of the filtration group. Management determined that the disposal of the group was not in the best interest of shareholders at that date. Accordingly, the results of operations of this group have been reconsolidated effective September 30, 1999 and all prior periods have been restated. Additionally, depreciation and amortization were not recorded during the periods while these operations were held for sale. Accordingly, depreciation expense for the quarter ended September 30, 1999 reflects the previously unrecorded amounts.

         STORAGE TANK GROUP

         Effective September 1, 1999, management of ITEQ adopted a plan to discontinue the operations of the storage tank group. The plan included the intended sale of certain operations and the abandonment and liquidation of certain other storage tank fabrication operations.

         Effective March 26, 1999, the Company sold the assets of Texoma Tank Company, a mobile tank leasing business, for $13,956 resulting in a pre-tax gain of $4,156 which is included in earnings (loss) from discontinued operations in the accompanying statements of operations.

         Effective October 4, 1999, the Company liquidated certain manufacturing assets of the storage tank group for net proceeds of $2,159. Effective November 4, 1999, the Company sold its Provo, Utah storage tank manufacturing operation for net proceeds of $1,878. Additionally, the Company has entered into four non-binding letters of intent in the amount of $66,800 for the sale of the majority of the storage tank group and is in the process of liquidating the remaining portion of the storage tank group. Accordingly, the Company has recorded an anticipated loss on disposal of the storage tank group of $13,687, which includes the expected results of operations through the anticipated disposal date, including interest of $1,766. Prior period results of operations have been restated to reflect the discontinuance of these operations. The net assets of the storage group have been reflected as net assets of discontinued operations in the accompanying consolidated balance sheets at their estimated net realizable value. These assets are expected to be disposed of within the next twelve months; however, there can be no assurance that they will be sold.

         Sales from discontinued operations were $44,965 and $38,962 for the three months ended September 30, 1998 and 1999, respectively.

         The earnings (loss) from discontinued operations included in the statements of operations are reflected net of the effective income tax rate for the applicable period.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES

         Total revenues for the nine months ended September 30, 1999 were $98,778, a decrease of $29,480, or 23%, from $128,258 for the nine months ended September 30, 1998. Revenues within the process group decreased by $21,891 principally due to a decline in demand for new heat exchangers resulting from a significant decrease in capital expenditures by the hydrocarbon processing industry due to depressed refined products margins. Revenues within the filtration group decreased by $7,589 principally due to a decrease in demand for filtration products from a reduction in the capital expenditures by the steel industry due to depressed steel prices.

         COST OF REVENUES

         Cost of revenues for the nine months ended September 30, 1999 were $85,249, a decrease of $20,061, or 19%, from $105,310 for the nine months ended September 30, 1998. Cost of revenues within the process group decreased by $12,050, from $76,678 to $64,628. Gross margins declined from 1998 to 1999 mainly due to softening market conditions which resulted in increased pricing pressure. Cost of revenues within the filtration group decreased $8,011 from $28,632 to $20,621 and the gross margins in 1999 improved due to several large contracts which experienced cost overruns in 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the nine months ended September 30, 1999 decreased by $729 and represented 13% and 16% of revenues for the nine months ended September 30, 1998 and 1999, respectively. The process group costs increased by $618 as a result of nine months of expense in 1999 related to the GLM Tanks and Equipment, Ltd. ("GLM") acquisition compared to recognizing only a partial period in 1998. The filtration group costs decreased $273. Corporate costs were lower primarily due to reduced personnel related costs.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense for the nine months ended September 30, 1999 increased by $457.

         MERGER, ACQUISITION AND STRATEGIC CHARGES

         For the nine months ended September 30, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $525. The charge included severance and other personnel related costs.

         For the nine months ended September 30, 1998, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $6,870 relating to the consolidation of manufacturing operations at the process group, the write down of certain assets at the filtration group, severance and other personnel related costs at the process and filtration groups.

         INTEREST EXPENSE, NET

         Interest expense for the nine months ended September 30, 1999 was $3,180, an increase of $941 from $2,239 in 1998. This increase is a result of higher interest rates and nine months of interest in 1999 related to the GLM acquisition compared to only a partial period in 1998.

         INCOME TAXES

         The Company did not reflect an income tax benefit from continuing operations for the nine months ended September 30, 1999 because it expects the effective income tax rate to be zero for the year ending December 31, 1999. The income tax benefit recognized in 1998 was 36.4% of the pretax loss.

         DISCONTINUED OPERATIONS

         ALLIED

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Such operations ceased in the third quarter of 1998. The loss from discontinued operations for the nine months ended September 30, 1998 was $923, net of a $519 income tax benefit.

         FILTRATION GROUP

         During September 1998 and effective September 30, 1998, management of ITEQ adopted plans to discontinue the operations of its filtration group. The majority of the filtration group's operations relate to manufacturing fabric filters, wet and dry scrubbers and fiberglass reinforced plastic fans.

         Effective September 1999, management of ITEQ reevaluated its plans related to the disposal of the filtration group. Management determined that the disposal of the group was not in the best interest of shareholders at that date. Accordingly, the results of operations of this group have been reconsolidated effective September 30, 1999 and all prior periods have been restated. Additionally, depreciation and amortization were not recorded during the periods while these operations were held for sale. Accordingly, depreciation expense for the quarter ended September 30, 1999 reflects the previously unrecorded amounts.

         STORAGE TANK GROUP

         Effective September 1, 1999, management of ITEQ adopted a plan to discontinue the operations of the storage tank group. The plan included the intended sale of certain operations and the abandonment and liquidation of certain other storage tank fabrication operations.

         Effective March 26, 1999, the Company sold the assets of Texoma Tank Company, a mobile tank leasing business, for $13,956 resulting in a pre-tax gain of $4,156 which is included in the loss on disposal of discontinued operations in the accompanying statements of operations.

         Effective October 4, 1999, the Company liquidated certain manufacturing assets of the storage tank group for net proceeds of $2,159. Effective November 4, 1999, the Company sold its Provo, Utah storage tank manufacturing operation for net proceeds of $1,878. Additionally, the Company has entered into four non-binding letters of intent in the amount of $66,800 for the sale of the majority of the storage tank group and is in the process of liquidating the remaining portion of the storage tank group. Accordingly, the Company has recorded an anticipated loss on disposal of the storage tank group of $13,687, which includes the expected results of operations through the anticipated disposal date, including interest of $1,766. Prior period results of operations have been restated to reflect the discontinuance of these operations. The net assets of the storage group have been reflected in the Company's consolidated balance sheets at their net realizable value. These assets are expected to be disposed of within the next twelve months, however, there can be no assurance that they will be sold.

         Sales from discontinued operations were $127,727 and $121,896 for the nine months ended September 30, 1998 and 1999, respectively.

         The earnings (loss) from discontinued operations included in the statements of operations are reflected net of the effective income tax rate for the applicable period.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999 the Company's cash position was $6,665 compared with $5,784 at December 31, 1998.

         The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. There was $2,675 of unused commitment under the line of credit as of September 30, 1999. The Company's operating activities from continuing operations, provided $4,549 in cash during the nine months ended September 30, 1999. For a discussion of the terms of the Company's credit facility, see Note 7 to the unaudited consolidated financial statements, included herein.

         The Company's cash requirements consist of its general working capital needs, capital expenditures and obligations under its leases and indebtedness. The Company's general working capital requirements consist of salary costs and related overhead and the purchase price of materials and components, and may also include subcontract costs incurred prior to the receipt of corresponding progress payments under the contract with respect to which such costs are incurred. Management anticipates that the Company will make capital expenditures for continuing operations of approximately $1,500 in 1999 as compared to $3,683 in 1998.

         ITEQ's principal credit facility requires the Company to maintain certain levels of earnings before interest, taxes and depreciation and amortization ("EBITDA"), interest coverage, working capital and stockholders' equity and contains other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness, to pay dividends or to make acquisitions and certain investments.

         The Company was not in compliance with one of the financial covenants in its credit facility during the third quarter of 1999. As a result, effective September 30, 1999, the Company and its lenders entered into a Limited Waiver Regarding Disposition of Certain Assets and Certain Financial Covenants (the "Limited Waiver") that waived compliance with certain financial covenants in the credit facility for the third quarter of 1999.

         The Limited Waiver also imposed an additional financial covenant on the Company regarding achievement of certain levels of EBITDA plus certain non-cash losses for each of the months of September through December 1999. In September, the Company incurred a loss, partially as a result of its decision to discontinue the operations of its storage tank group. As a result, the Company was not in compliance with this financial covenant for the month of September. As of November 15, 1999, the Company and its lenders amended the credit facility, the effect of which was to eliminate any noncompliance at September 30, 1999 with the financial covenants in the credit facility and with the financial covenant in the Limited Waiver.

         Based on its current and expected levels of operations, its cost structure and the anticipated asset sales described in Note 6, the Company likely will require waivers of financial covenant noncompliance under, or further amendments to, the credit facility on or before February 1, 2000. There can be no assurance that the Company will be able to obtain such waivers or amendments to the credit facility. If the Company is unable to do so, or obtain a new credit facility, on terms satisfactory to the Company, its liquidity, operations and financial condition will be adversely affected, and the Company's ability to carry out its strategic objectives and return to profitability may be jeopardized.

         The Company is currently in discussions with its lenders regarding amendment of the credit facility. In conjunction with its management's strategic plan, which includes restructuring the credit facility, the Company is selling certain of its assets in order to reduce its outstanding indebtedness under the credit facility. In October 1999, the Company liquidated certain manufacturing assets of the storage tank group for net proceeds of $2,159. In November 1999, the Company sold its Provo, Utah storage tank manufacturing operation for net proceeds of $1,878. Additionally, the Company has entered into four non-binding letters of intent providing for an aggregate purchase price of $66,800 for the sale of the majority of the storage tank group and is in the process of liquidating the remaining portion of the storage tank group. There can be no assurance that these sales will be completed.

         The Company also intends to explore obtaining financing apart from the credit facility, which may include the sale and leaseback of certain assets or subordinated debt. The Company's ability to obtain a satisfactory amendment of its credit facility may depend, in part, upon the Company's successful completion of the asset sales, its future financial performance and its ability to obtain alternative financing.

         Management believes that cash generated from operations, cash generated from proposed asset sales, existing cash balances and available borrowing capacity will be sufficient to meet ITEQ's anticipated cash requirements for 1999.

YEAR 2000 ISSUE

         ITEQ is facing the Year 2000 issue which arises from the past practice of utilizing two digits (as opposed to four) to represent the year in some computer programs and software and could result in computational or operational errors. The Year 2000 problem could result in system failures or miscalculations causing disruptions of the operations of ITEQ, its vendors and its customers.

         ITEQ developed a multi-phase plan to resolve potential Year 2000 problems relating to its information technology ("IT") systems and embedded chip technology contained in certain of its facilities and a limited number of products it produces, including identifying and evaluating all IT systems and embedded chip technology according to their potential business impact; identifying IT systems and embedded chip technology that use date functions and assessing them for Year 2000 functionality; reprogramming or replacing equipment/systems, where necessary, to ensure Year 2000 readiness; testing the code modifications and new equipment/systems to ensure successful operation in a post-1999 environment; and adoption of contingency plans in the case of potential Year 2000 failures. ITEQ currently has identified the IT systems and embedded chip technology utilizing date functions and has assessed them for Year 2000 compliance. ITEQ believes that remediation of the most critical functions of its systems has been completed. Final deployment of Year 2000 compliant financial applications to one of its locations is expected to be completed by November 30, 1999. The Company is continuing to test certain code modifications to ensure Year 2000 readiness.

         ITEQ relies on numerous third-party vendors and suppliers for a wide variety of goods and services, including raw materials, banking, telecommunications and utilities such as water and electricity. Many of ITEQ's operations would be adversely affected if these supplies and services were curtailed as a result of a supplier's Year 2000 noncompliance. ITEQ has attempted to contact its major third party vendors to ensure that they have an effective plan in place to address the Year 2000 problem. Although some vendors have not responded to the Company's inquiries, ITEQ has not been informed of any supplier's Year 2000 noncompliance. The Company believes the failure of a third party to complete their Year 2000 compliance program will be the area of greatest risk.

         ITEQ currently estimates that its Year 2000 costs will not exceed $.5 million, most of which have been incurred in 1999. This cost estimate excludes the direct costs of the Solomon financial systems implementation (which is a Year 2000 compliant system) for one of its subsidiaries, the costs of which are being capitalized. Certain of the non-capitalized costs may or may not be recurring. ITEQ expects that these expenses will be funded through cash flow from operations.

         If ITEQ's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process customers' orders, process financial transactions, bill customers, or report accurate data to management, shareholders, customers, and others as well as business interruptions or shutdowns, financial losses, and litigation related to Year 2000 issues. The Company could incur higher administrative costs as a result of having to process financial information manually or through alternative microcomputer systems.

         ITEQ has contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. The Company's contingency plans include the use of alternative vendors and other third parties that are Year 2000 compliant and the use of alternative data processing systems or temporary manual information systems as necessary. Although, ITEQ cannot guarantee that it will be able to resolve all of its Year 2000 issues, the Company believes that any disruptions will be temporary and would not be material to our overall business or results of operations.

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

         INTEREST RATE RISK. Based on the Company's overall interest rate exposure during the nine months ended September 30, 1999, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operations or cash flows. A 10% change in the rate of interest would not have a material effect on the Company's financial position, results of operations or cash flows.

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

                          PART II --- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    EXHIBITS:

*3.1    --     Amended and Restated Bylaws of the Registrant
*4.1    --     Third Amendment to Revolving Credit Agreement, dated as of
               March 26, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent.
*4.2    --     Fourth Amendment to Revolving Credit Agreement, dated as of
               June 16, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent.
*4.3    --     Fifth Amendment to Revolving Credit Agreement, dated as of
               July 30, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent.
*4.4    --     Sixth Amendment and Limited Waiver to Revolving Credit
               Agreement, dated as of September 3, 1999, among the Registrant, the Guarantors and various lending institutions including
               BankBoston, N.A., as Agent, and Deutsche Bank AG, as
               Documentation Agent.
*4.5    --     Limited Waiver Regarding Disposition of Certain Assets and
               Certain Financial Covenants for the Revolving Credit Agreement,
               dated as of September 30, 1999, among the Registrant, the
               Guarantors and various lending institutions including BankBoston,
               N.A., as Agent, and Deutsche Bank AG, as Documentation Agent.
*27     --     Financial Data Schedule.

-----------------
*  Filed herewith.

          (b)     REPORTS ON FORM 8-K.

         During the quarter ended September 30, 1999, the Company filed a Form 8-K dated July 6, 1999, with respect to William P. Reid, the current President and Chief Operating Officer, being given the additional title of Acting Chief Executive Officer of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ITEQ, INC.



         Date:  November 15, 1999            /s/ WILLIAM P. REID
                                             -----------------------
                                             William P. Reid
                                             President and Acting Chief
                                             Executive Officer


         Date:  November 15, 1999            /s/ KEITH L. MORGENROTH
                                             --------------------------
                                             Keith L. Morgenroth
                                             Vice President of Finance and
                                             Accounting

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
*3.1    --     Amended and Restated Bylaws of the Registrant
*4.1    --     Third Amendment to Revolving Credit Agreement, dated as of
               March 26, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent.
*4.2    --     Fourth Amendment to Revolving Credit Agreement, dated as of
               June 16, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent.
*4.3    --     Fifth Amendment to Revolving Credit Agreement, dated as of
               July 30, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent.
*4.4    --     Sixth Amendment and Limited Waiver to Revolving Credit
               Agreement, dated as of September 3, 1999, among the Registrant, the Guarantors and various lending institutions including
               BankBoston, N.A., as Agent, and Deutsche Bank AG, as
               Documentation Agent.
*4.5    --     Limited Waiver Regarding Disposition of Certain Assets and
               Certain Financial Covenants for the Revolving Credit Agreement,
               dated as of September 30, 1999, among the Registrant, the
               Guarantors and various lending institutions including BankBoston,
               N.A., as Agent, and Deutsche Bank AG, as Documentation Agent.
*27     --     Financial Data Schedule.

-----------------
*  Filed herewith.