Form 10-Q/A
period 1999-09-30
ITEQ INC
filed 1999-11-18
CIK 868755

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
                                        =======           =======


NOTE 4 - OTHER ASSETS

         At December 31, 1998 and September 30, 1999, other assets, excluding net assets of discontinued operations, consist of the following:



                                                                                 December 31,    September 30,
                                                                                    1998             1999
                                                                                 ------------    -------------
Excess of costs over net assets acquired, net of accumulated amortization of $4,164 and $5,392 at December 31, 1998 and
   September 30, 1999, respectively .....................................          $53,018          $52,253
Licenses, trademarks and tradenames, net of accumulated
   amortization of $2,232 and $2,644 at December 31, 1998 and
   September 30, 1999, respectively .....................................           14,259           13,690
Deferred tax asset ......................................................            2,159            2,108
Other ...................................................................              639              329
                                                                                   -------          -------
               Total ....................................................          $70,075          $68,380
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
                                    =========      =========      =========      =========

Earnings (Loss) from continuing
  operations before income tax
  provision (benefit)
  Process                           $  (3,570)     $  (1,673)     $   4,487      $  (2,917)
  Filtration                           (4,288)        (1,544)        (3,648)        (2,704)
  Other                                (1,717)        (1,095)        (5,690)        (3,377)
                                    ---------      ---------      ---------      ---------
     Total                          $  (9,575)     $  (4,312)     $  (4,851)     $  (8,998)
                                    =========      =========      =========      =========



                                                  AS OF DECEMBER 31,    AS OF SEPTEMBER 30,
                                                        1998                   1999
                                                  ------------------    -------------------
Identifiable assets of continuing operations
  Process                                             $126,316               $ 98,590
  Filtration                                            29,839                 28,715
  Other                                                 11,853                 13,962
                                                      --------               --------
     Total                                            $168,008               $141,267
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

                          PART II --- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    EXHIBITS:


*3.1    --     Amended and Restated Bylaws of the Registrant
*4.1    --     Third Amendment to Revolving Credit Agreement, dated as of
               March 26, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent.
*4.2    --     Fourth Amendment to Revolving Credit Agreement, dated as of
               June 16, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent.
*4.3    --     Fifth Amendment to Revolving Credit Agreement, dated as of
               July 30, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent.
*4.4    --     Sixth Amendment and Limited Waiver to Revolving Credit
               Agreement, dated as of September 3, 1999, among the Registrant, the Guarantors and various lending institutions including
               BankBoston, N.A., as Agent, and Deutsche Bank AG, as
               Documentation Agent.
*4.5    --     Limited Waiver Regarding Disposition of Certain Assets and
               Certain Financial Covenants for the Revolving Credit Agreement,
               dated as of September 30, 1999, among the Registrant, the
               Guarantors and various lending institutions including BankBoston,
               N.A., as Agent, and Deutsche Bank AG, as Documentation Agent.
*4.6    --     Seventh Amendment to Revolving Credit Agreement, dated as of
               November 15, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as
               Agent, and Deutsche Bank AG, as Documentation Agent.
 27     --     Financial Data Schedule. (Previously filed.)


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

                                             ITEQ, INC.




         Date:  November 18, 1999            /s/ WILLIAM P. REID
                                             -----------------------
                                             William P. Reid
                                             President and Acting Chief
                                             Executive Officer


         Date:  November 18, 1999            /s/ KEITH L. MORGENROTH
                                             --------------------------
                                             Keith L. Morgenroth
                                             Vice President of Finance and
                                             Accounting

                                 EXHIBIT INDEX


EXHIBIT        DESCRIPTION
-------        -----------
*3.1    --     Amended and Restated Bylaws of the Registrant
*4.1    --     Third Amendment to Revolving Credit Agreement, dated as of
               March 26, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent.
*4.2    --     Fourth Amendment to Revolving Credit Agreement, dated as of
               June 16, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent.
*4.3    --     Fifth Amendment to Revolving Credit Agreement, dated as of
               July 30, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent.
*4.4    --     Sixth Amendment and Limited Waiver to Revolving Credit
               Agreement, dated as of September 3, 1999, among the Registrant, the Guarantors and various lending institutions including
               BankBoston, N.A., as Agent, and Deutsche Bank AG, as
               Documentation Agent.
*4.5    --     Limited Waiver Regarding Disposition of Certain Assets and
               Certain Financial Covenants for the Revolving Credit Agreement,
               dated as of September 30, 1999, among the Registrant, the
               Guarantors and various lending institutions including BankBoston,
               N.A., as Agent, and Deutsche Bank AG, as Documentation Agent.
*4.6    --     Seventh Amendment to Revolving Credit Agreement, dated as of
               November 15, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as
               Agent, and Deutsche Bank AG, as Documentation Agent.
 27     --     Financial Data Schedule. (Previously filed.)


-----------------
*  Filed herewith.