Form 10-K
period 1999-12-31
ITEQ INC
filed 2000-04-14
CIK 868755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                    ----------------------------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                      ON WHICH REGISTERED
               -------------------                     ----------------------
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

         Aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 10, 2000 was $27,513,109. As of April 10, 2000, there were 28,400,629 shares of the registrant's Common Stock, $.001 par value, outstanding.

         Documents incorporated by reference. Certain portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders ("Proxy Statement") are incorporated in Part III by reference.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

Item 1. Business...............................................................1
Item 2. Properties.............................................................8
Item 3. Legal Proceedings......................................................9
Item 4. Submission of Matters to a Vote of Security Holders....................9

                                     PART II

Item 5. Market for the Registrant's Common Equity and
             Related Shareholder Matters.......................................9
Item 6. Selected Financial Data...............................................10
Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................12
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........18
Item 8. Financial Statements and Supplementary Data...........................18
Item 9. Disagreements on Accounting and Financial Disclosure..................18

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................18
Item 11. Executive Compensation...............................................19
Item 12. Security Ownership of Certain Beneficial Owners and
              Management......................................................19
Item 13. Certain Relationships and Related Transactions.......................19

                                     PART IV

Item 14. Financial Statements and Financial Statement
              Schedules, Exhibits and Reports on Form 8-K.....................20

                                     PART I

ITEM 1.  BUSINESS

         ITEQ, Inc. ("ITEQ" or the "Company") designs, engineers, manufactures, and services process and storage equipment and components. The Company's products and services are utilized by customers in manufacturing processes requiring the process, treatment, storage, or movement of gases and liquids. Management of the Company believes that it is the leading domestic manufacturer and servicer of shell and tube heat exchangers, principally for petrochemical and refining applications. The Company is also a leading provider of maintenance services for above-ground storage tanks ("AST") and related products primarily for oil production and storage, petrochemical, refining, water storage, and agriculture industries. The Company operates internationally, with its equipment, systems and services sold or utilized in countries worldwide.

         Since its inception in 1990 the Company has experienced substantial growth through acquisitions. Due to the magnitude of these acquisitions and the integration of the acquired operations with the Company's existing businesses, the results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods. Additionally, the Company discontinued its low margin fabrication operations during 1997 and 1998, and adopted plans to dispose of a significant portion of its storage tank operations in September 1999 as part of an overall debt reduction initiative.

         The Company's results of operations are affected by certain conditions outside the Company's control, including overall industrial economic conditions and specifically the demand for hydrocarbon processing products and services. Volatility in oil prices and the oversupply of certain commodity chemicals during 1998 and 1999 have adversely affected many of the Company's customers in the refining and petrochemical industries. The downturn in the Asian market has reduced export opportunities and to a limited degree increased domestic competition from foreign equipment producers. Certain petrochemical and refining customers deferred equipment purchases related to certain major projects during 1998 and 1999 resulting in reduced demand for of the Company's products and services. These factors have also increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits in 1998 and 1999. Refinery and petrochemical plant utilization remains high, and management believes that the intermediate and long-term prospects for the sale of the Company's equipment and services remain good and should exceed those of its recent past.

         The Company's results of operations for 1998 and 1999 were also adversely affected by conditions relating to the Company's business combination following the October 1997 merger with Astrotech International Corporation ("Astrotech"). On November 12, 1998, the Company announced actions to restructure its management organization and reduce its underlying cost structure. These actions included a multi-step strategic plan designed to enhance future operations which was developed based on an in-depth review of the Company's operations and systems. In September 1998, management adopted a plan to discontinue the Company's filtration operations. However, in September 1999, it was determined by management that it was in the best interest of its shareholders to continue those operations. Accordingly, the filtration operations were reconsolidated for financial reporting purposes in the third quarter of 1999. Management adopted, in September 1999, a plan to dispose of certain operations of the Company's storage tank operations, the proceeds from which will be utilized to reduce the Company's indebtedness. Management has implemented a plan to restructure the filtration operations and believes that the markets for its products are improving.

         The Company was incorporated in Delaware in 1990 under the name Air-Cure Environmental, Inc. The Company changed its name in 1993 to Air-Cure Technologies, Inc. and again in March 1997, to ITEQ, Inc. The Company's principal executive offices are located at 2727 Allen Parkway, Suite 760, Houston, Texas 77019, and its telephone number is (713) 285-2700.

         All amounts included herein are in thousands of dollars, except per share amounts or as otherwise noted.

BUSINESS STRATEGY

         The Company's objective is to be a leading provider of manufactured products and services used in the niche industrial markets in which it operates. It intends to gain market share by providing the highest level of service and engineered solutions to its customers' problems. The Company intends to continue to position itself to take advantage of any increase in capital and maintenance spending in the refining and petrochemical markets.

         The Company had pursued an aggressive strategy of acquiring leading providers of complementary manufactured products and services in highly fragmented industrial equipment markets, with a view to further consolidating those markets. The consolidation of these units proved more difficult than management had perceived, and coupled with a downturn in the markets served, led to this strategy being abandoned in 1999.

ACQUISITION HISTORY

         Since its inception in 1990 through mid 1998, the Company experienced substantial growth through acquisitions. The Company's business was originally focused on the highly regulated air pollution control industry. However, beginning in 1995 with the merger with Allied Industries, Inc. ("Allied") the Company increased its focus on the process equipment business which accelerated with the November 1996 acquisition of Ohmstede, Inc. ("Ohmstede"). In addition, in August 1997, ITEQ completed the acquisition of Exell, Inc. ("Exell"), a manufacturer of shell and tube heat exchangers and previously a competitor of the Company's Ohmstede operations.

         The Company entered the industrial and municipal AST and related equipment and service industry through the merger with Astrotech International Corporation ("Astrotech") in October 1997.

         In April 1998, ITEQ completed the acquisition of Reliable Steel, Inc. ("Reliable"), a manufacturer of storage tanks and structural components. In addition, in June 1998, ITEQ completed the acquisition of G.L.M. Tanks and Equipment, Ltd. ("GLM"), a Canadian manufacturer of storage tanks, pressure vessels, and process equipment.

         The following table sets forth certain information concerning the businesses which have been acquired by ITEQ through December 31, 1999:

                                             DATE          PRINCIPAL
    ACQUIRED COMPANY                       ACQUIRED        PRODUCTS                        INDUSTRY SERVED
    ----------------                       --------        ---------                       ---------------
    Air-Cure, Inc.(1)                        1990     Fabric filters                  Electric utilities, coal

    Interel, Inc.(2)                         1991     Dry scrubbers, packed and       Waste treatment, foundry, smelter
                                                      mini scrubbers, heat
                                                      exchangers

    Ceilcote Air Pollution Control,          1992     Wet scrubbers, tower            Microelectronics, chemical
    Inc.(2)                                           internals, FRP fans             processing, waste treatment,
                                                                                      food processing

                                             DATE             PRINCIPAL
    ACQUIRED COMPANY                       ACQUIRED           PRODUCTS                      INDUSTRY SERVED
    ----------------                       --------           ---------                     ---------------
    VIC Environmental Systems, Inc.(2)       1994     Carbon adsorption systems       Pharmaceutical, rubber

    Amerex Industries, Inc.(2)               1994     Fabric filters, wet and dry     Steel, cement and lime,
                                                      scrubbers                       refining, foundry

    Allied Industries, Inc.(3)(4)            1995     Air separation equipment,       Petrochemical, plastics, refining
                                                      reactors, blenders, stacks,
                                                      towers and columns, pressure
                                                      vessels

    Ohmstede, Inc.                           1996     Heat exchangers                 Petrochemical, refining

    Exell, Inc.                              1997     Heat exchangers                 Petrochemical, refining

    Astrotech International                  1997     Aboveground storage tanks,      Petrochemical, refining, water
    Corporation(5)                                    pressure vessels, bins,         storage, pulp and paper, mining,
                                                      silos, stacks and liners,       alcohol, agriculture, water
                                                      scrubbers, shopbuilt tanks      treatment, power generation,
                                                                                      process systems

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

(1)   Divested in November 1996.

(2) During September 1998 and effective September 30, 1998, management of ITEQ adopted plans to dispose of its filtration operations. However, effective September 1999, management of ITEQ reevaluated its plans related to this disposal and has reconsolidated the filtration operations.

(3) Accounted for as a poolings-of-interests; all other acquisitions accounted for as purchases.

(4) During August 1997, management of ITEQ adopted and implemented plans to discontinue certain of its low margin generic fabrication operations of its Allied subsidiary.

(5) Effective September 1, 1999, management of ITEQ adopted a plan to discontinue the operations of a significant portion of its storage tank operations. See Note 3 to the Consolidated Financial Statements for discussion of the impact attributable to these discontinued operations.

DISPOSITION OF ASSETS

         Allied. During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Such operations ceased in the third quarter of 1998.

         Filtration Operations. During September 1998 and effective September 30, 1998, management of ITEQ adopted plans to discontinue its filtration operations. The majority of the filtration operations relate to manufacturing fabric filters, wet and dry scrubbers and fiberglass reinforced fans and enclosures.

         Effective September 1999, management of ITEQ reevaluated its plans related to the disposal of the filtration operations. Management determined that the disposal of these operations was not in the best interest of shareholders at that date. Accordingly, the results of filtration operations have been reconsolidated effective September 30, 1999 and all prior periods have been restated. Management has implemented a plan to restructure the filtration operations and believes that the markets for its products are improving.

         Storage Tank Operations. Effective March 26, 1999, the Company sold the assets of Texoma Tank Company, a mobile tank leasing business. Effective September 1, 1999, management of ITEQ adopted a plan to dispose of certain storage tank operations. The plan included the intended sale of certain operations and the abandonment and liquidation of certain other storage tank fabrication operations.

         During the fourth quarter of 1999 and first quarter of 2000, the Company sold the following assets and businesses of its storage tank operations:

Effective Date                      Description                                          Proceeds
October/December 1999               Manufacturing and field equipment assets             $  3,600
November 1999                       Provo, Utah storage operations                       $  1,778
January 2000                        Land and facilities in Birmingham, AL                $  1,052
February 2000                       San Luis Obispo storage tank                         $  8,900
                                    manufacturing and field erect operation
February 2000                       Manufacturing and field equipment assets             $    542
February 2000                       Graver Tank & Mfg. Co., Inc.                         $  4,000
March 2000                          HMT operating unit                                   $ 40,000

         Proceeds from the foregoing transactions were used to reduce indebtedness under the Company's credit facility. At December 31, 1999, the Company had classified separately on its balance sheet the assets and liabilities of the portion of its storage tank operations being liquidated. The carrying values reflected therein represent the lower of cost or estimated net realizable value, and the Company recorded a non-cash charge of $20,670 in the fourth quarter of 1999 to reduce certain carrying values to the net realizable amount. (See Note 4 of Notes to Consolidated Financial Statements)

PRODUCTS AND SERVICES

         The following table sets forth, for the periods indicated, the revenues contributed from the Company's significant classes of products and services. Revenues attributable to acquisitions accounted for as purchases have been included for the periods after acquisitions and revenues from acquisitions accounted for as poolings-of-interests have been included for all relevant periods.

                                                    YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------
                                     1995       1996       1997       1998       1999
                                   --------   --------   --------   --------   --------
                                                       (IN THOUSANDS)
Process Equipment Operations       $     --   $ 32,828   $142,161   $133,291   $102,865
Storage Tank Operations             100,424    109,929    127,718    169,842    144,853
Filtration Operations                74,549     66,058     65,720     39,661     32,699
                                   --------   --------   --------   --------   --------
                     TOTALS        $174,973   $208,815   $335,599   $342,794   $280,417
                                   ========   ========   ========   ========   ========

         For information with respect to the Company's financial data by geographic location, see Note 17 to the Consolidated Financial Statements.

         Process Equipment Operations. The Company's line of custom-built shell and tube heat exchangers are marketed under the well-established OHMSTEDE and EXELL names primarily to the petrochemical and refining industries in the Gulf Coast area. In addition, the Company markets its products throughout the United States and internationally by capitalizing on its existing distribution network and customer relationships. The Company has a substantial installed base of heat exchangers, since OHMSTEDE units were marketed for more than 40 years and EXELL units were marketed for more than 20 years prior to acquisition. Aftermarket services are provided both in the field and at one of the Company's six plant locations. Field service work ranges from minor field repair and maintenance to de-coking (i.e., the removal of fouling from tubes) or complete unit reconstruction.

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

         Storage Tank Operations. The Company designs, fabricates and erects storage tanks for the storage of petrochemical products, municipal water and other liquids. These include standard product lines of aboveground storage tanks, underground storage tanks as well as field and shop custom fabricated tanks and other projects.

         Filtration Operations. Filtration products are marketed by the Company under the Amerex, VIC Environmental Systems, Ceilcote Air Pollution Control, Interel, Tellerette(R) and IWS tradenames and to engineering and construction firms and directly to end-users for environmental and general industrial applications. Such systems operate by filtering air or gas through many large filter bags ("baghouses") that capture ambient particulate matter or by venting a particulate-laden air stream through an aerosol spray which captures the particulates ("scrubbers"). Baghouses and scrubbers are custom-designed systems which may be of substantial scale and incorporate a variety of products manufactured by the Company. These products include wet scrubbers, dry scrubbers, axial and centrifugal fiberglass reinforced plastic fans ("FRP fans"), heat exchangers, ductwork, aeration towers ("strippers"), scrubber packing, tower internals, air washers, carbon adsorption systems, quenches, cooling and condensing towers, mist eliminators and pneumatic conveying systems, Such products are sold as components to other systems fabricators or incorporated into complete systems designed and constructed by the Company.

SALES AND MARKETING

         The Company's products and services are marketed through a staff of in-house and regional sales personnel and in certain cases, through commission-based, representative organizations, each operating in an exclusive territory and serving industrial customers located in that territory.

         Inquiries from potential customers are referred to Company engineering personnel for any necessary product or system design and for job cost estimation and preparation of price quotations or bid packages for submission to the prospective customer. The interval between customer inquiry and confirmation of an order or contract execution varies substantially. In general, orders are filled for components, small systems, or service work on a purchase order basis at fixed prices or time and material for heat exchanger repair on normal 30-day trade terms. Larger, more complex systems or new heat exchangers that involve long lead times are filled on a contract basis. Though contract terms are subject to considerable variation, contracts normally provide for progress payments, price adjustment provisions for some major materials during periods when metal goods prices are subject to volatility and, except for sales from certain foreign subsidiaries, are either dollar denominated or payable in currencies with fixed exchange rates against the dollar. As a result, working capital, raw material pricing, and currency translation risks are not normally significant to the Company. Most contracts for products to be exported for sale are secured by letters of credit drawn on major commercial banks. In certain instances, particularly in the performance of aftermarket heat exchanger services, work may be undertaken on a time and materials basis on normal 30-day credit terms.

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

MARKET CONDITIONS AND COMPETITION

         Market Conditions. The industrial equipment markets in which the Company operates are mature. Worldwide capital expenditures for hydrocarbon processing equipment, industrial and municipal storage facilities have exceeded $30 billion per year in recent years. Although the Company's products and services are utilized in a number of industrial applications, a majority of its recent annual revenues has been attributable to the hydrocarbon processing industry which includes refining, petrochemical, and plastics. A significant portion of the Company's revenues from those markets is attributable to plant expansions, upgrades and maintenance and to a lesser extent the construction of new industrial capacity abroad. The Company estimates that 55% to 60% of its sales are the result of the customer's capital equipment requirements and that 40% to 45% of its sales are the result of the customer's maintenance requirements. In an effort to minimize the effects of cyclical capital spending, the Company intends increasingly to emphasize greater market penetration in aftermarkets and diversification into other less cyclical domestic markets by capitalizing on its broad range of product lines with potential customers and through extension of its "corporate alliance" program into other industries. See "Significant Customers". Since virtually all of the Company's revenues are attributable to products and systems manufactured to customer specifications, it carries very little finished goods inventory and purchases raw materials, components and subassemblies only on a job specific, often "just in time" basis. During the year ended December 31, 1999, certain components and subassemblies were purchased from numerous subcontractors, typically under fixed price arrangements. Should the need arise, the Company believes that any subcontractor or supplier can be replaced without significant disruption to its business.

         Competition. The markets in which the Company's process equipment and storage tank operations compete in North America are generally fragmented, and most competitors in these niche markets are relatively small, privately held businesses. In North American markets, competition is based on several factors, including reputation, manufacturing capabilities, availability of plant capacity, price, performance and dependability. In foreign markets, competition varies widely. In some international markets, price competition is more intense than that prevailing in North America while in others, where prior relationships and product quality receive more customer emphasis than do marginal pricing differentials, price competition is less intensive. As a result of innovative design solutions, quality of product workmanship and dependability of on-time performance, the Company's product and services are sold, in certain circumstances, in situations where it is not the apparent low bidder. Although the Company does not typically maintain supply or service contracts with its customers, a significant portion of the Company's annual revenues represents repeat business from its customers.

         In the filtration business, the Company is often asked by end-users to submit proposals or bids for entire systems, thus bypassing engineering and construction firms in the procurement process. When awarded such jobs, the Company designs the entire system, purchases certain "off-the-shelf" or fabricated components from vendors or subcontractors, and manufactures those portions of the system for which it has particular expertise. The partially completed system is then delivered to the customer's site for final assembly and installation by field construction personnel who may be subcontractors for, or supervised, by the Company.

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

SIGNIFICANT CUSTOMERS

         The Company's principal customers have been refining and petrochemical processors, pulp and paper, power generation, agriculture, food processing, specialty construction, mining and waste treatment concerns. The Company participates in "corporate alliance" programs with certain of its customers, including BP-Amoco , Chevron Corporation, Lyondell-Citgo, Dow Chemical, E. I. Du Pont, Olin Corporation, Hoechst Celanese, Shell, Tosco and Marathon under which it is a designated preferred vendor for various types of equipment and services primarily relating to its heat exchanger and related service business. Such customers accounted for approximately $41.6 million and $37.5 million of total shipments for the years ended December 31, 1998 and 1999, respectively. Although the terms of these arrangements vary widely, they do not involve any minimum purchase obligations, but set forth the basis upon which the Company is to be paid for work performed -- either on the basis of cost plus a predetermined profit margin or cost of materials plus agreed labor rates -- and involve the exchange of a broad range of information with the customer, including the customer's expected future requirements for the product and services classes covered by the arrangement and the expected timing of future job awards, and the Company's existing and expected future material and labor costs, as well as periodic reports on continuing productivity improvements and total quality management. The Company intends to continue its focus on entering into additional strategic alliances or other corporate partnering arrangements. Due to the contractual nature of the Company's operations, it is anticipated that significant portions of future consolidated revenues may be attributable to a limited number of customers in any particular year, although it is likely that the particular customers may vary from year to year. For the year ended December 31, 1999, 1998 or 1997, no single customer accounted for as much as 10% of the Company's consolidated revenues.

BACKLOG

         At December 31, 1999, the Company's backlog was $63.7 million compared to $86.0 million at December 31, 1998. Such backlog consisted of written orders or commitments believed to be firm contracts for products and services. Such agreements are occasionally varied or modified by mutual consent and in certain instances may be cancelable by the customer on short notice without substantial penalty. As a result, the Company's backlog as of any particular date may not be indicative of the Company's actual operating results for any subsequent fiscal period. Management believes that substantially all of the orders and commitments included in backlog at December 31, 1999 will be completed within the next twelve months.

EMPLOYEES

         At December 31, 1999, the Company employed approximately 1,662 full-time personnel, including approximately 171 union represented employees at ten domestic manufacturing facilities who are subject to collective bargaining agreements. The Company considers its relations with its employees to be good.

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

STORAGE:
Houston, TX*                    Owned/Leased Offices        54,000           Manufacturing facility and offices
                                  through April 30,
                                        2001
Beaumont, TX*                           Owned                8,100           Service Center
Kelton, PA*                             Owned                7,500           Fabrication facility and offices
Tonkawa, OK*                            Owned               10,000           Fabrication facility and offices
Warsaw, IN*                        Leased through           11,000           Offices
                                   August 31, 2001
Birmingham, AL*                         Owned               86,500           Fabrication facility
Orem, UT*                               Owned               36,700           Fabrication facility
Port Allen, LA*                        Leased                3,500           Warehouse
Rosemont, MN*                          Leased               11,000           Warehouse
Mendota Heights, MN*                   Leased               11,900           Offices
Calgary, Alberta, Canada               Leased                1,800           Office
Nisku, Alberta, Canada                  Owned               60,000           Manufacturing facility and offices
Battleford, Saskatchewan,
Canada                                  Owned               50,000           Manufacturing facility and offices
Olympia, WA                            Leased               38,000           Manufacturing facility and offices
San Luis Obispo, CA*                    Owned               25,600           Fabrication facility, warehouse and
                                                                             offices
Fresno, CA                              Owned              109,000           Fabrication facility, warehouse and
                                                                             offices

FILTRATION:
Woodstock, GA*                   Leased through June        10,000           Warehouse and offices
                                      30, 1999
Woodstock, GA                      Leased through            5,900           Warehouse and offices
                                 September 30, 2001
Woodstock, GA                    Leased through June         3,000           Offices
                                      30, 2000

                                                          Approximate
                                                        Building Space
           Location                    Status            (Square Feet)               Description
           --------                    ------           --------------               -----------
La Grange, OH                   Leased through March        95,000           Manufacturing facility and
                                      31, 2006                               warehouse
Strongsville, OH                   Leased through           10,000           Laboratory and offices
                                  January 31, 2010
Pfungstadt, Germany                    Leased               20,000           Manufacturing facility and
                                                                             offices
Singapore                        Leased through May          6,400           Manufacturing facility and
                                      31, 2000                               offices
Cheshire, UK                           Leased                1,500           Sales office


         * Closed or sold facilities during the fourth quarter of 1999 and the first quarter of 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ITEQ." The high and low sales prices per share for the periods indicated were as follows:

                                                         HIGH           LOW
                                                        -------       ---------
1998
  First Quarter                                         $14 1/4       $ 9 7/8
  Second Quarter                                        $15           $ 6 1/4
  Third Quarter                                         $ 8           $ 1 13/16
  Fourth Quarter                                        $ 3 3/8       $ 2
1999
  First Quarter                                         $ 2 7/8       $ 2
  Second Quarter                                        $ 2 1/2       $ 1 11/16
  Third Quarter                                         $ 2 7/16      $ 2 1/16
  Fourth Quarter                                        $ 2 1/16      $   9/16

         On April 10, 2000, the last reported sale price for the Common Stock, as quoted by the Nasdaq National Market, was $31/32 per share. As of the same date, there were approximately 3,432 holders of record of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial data for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 is derived from the audited consolidated financial statements of the Company. Accounts from acquisitions accounted for as purchases have been included for the periods subsequent to acquisition and all accounts, for relevant periods, have been restated to reflect acquisitions accounted for as poolings-of-interests. Historical results of operations, percentage fluctuations and any trends that may be inferred from the data below are not necessarily indicative of the results of operations for any future period. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and notes thereto.

                                                            YEAR ENDED DECEMBER 31,
                                           1995        1996        1997         1998         1999
                                         ---------   ---------   ---------    ---------    ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data(1)(2):
Revenues ..............................  $ 174,973   $ 208,815   $ 335,599    $ 342,794    $ 280,417
Cost of revenues ......................    133,869     159,637     260,117      275,569      255,948
Impairment of long-lived assets
  held for sale .......................         --          --          --           --       20,670
Impairment of long-lived assets .......         --          --          --           --       21,556
Merger, acquisition
  and strategic charges ...............        170       2,022      17,956       12,528        3,543
Operating profit (loss)................      8,858      11,881       7,831        8,591      (64,107)
Earnings (Loss) from
  continuing operations before
  extraordinary loss ..................      4,289       5,466          35          741      (77,069)
Loss from discontinued operations .....       (798)     (1,542)     (2,956)        (923)          --
Extraordinary loss from
  early extinguishment of debt ........         --          --      (3,080)          --           --
Net earnings (loss) ...................  $   3,491   $   3,924   $  (6,001)   $    (182)   $ (77,069)

BASIC EARNINGS (LOSS) PER SHARE:
From continuing operations before
  extraordinary loss ..................  $     .21   $     .26   $      --    $     .02    $   (2.73)
From discontinued
  Operations ..........................       (.04)       (.07)       (.12)        (.03)          --
Extraordinary loss from
  early extinguishment of debt ........         --          --        (.13)          --           --
                                         ---------   ---------   ---------    ---------    ---------

Net earnings (loss) ...................  $     .17   $     .19   $    (.25)   $    (.01)   $   (2.73)
                                         =========   =========   =========    =========    =========
Weighted average common
  shares outstanding ..................     20,560      20,645      24,301       27,686       28,193
                                         =========   =========   =========    =========    =========

                                                                      DECEMBER 31,
                                         ------------------------------------------------------------------
                                           1995          1996          1997           1998          1999
                                         ---------     ---------     ---------      ---------     ---------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets........................     $ 137,395     $ 224,752     $ 261,487      $ 286,654     $ 180,130
Working capital (deficit)...........        28,117        42,573        64,531        124,976       (44,444)
Long-term debt......................        28,294        84,685        89,954        119,603            --
Stockholders' equity................        54,721        60,306        91,388        100,797        25,162

--------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR OTHERWISE NOTED)

GENERAL

         Since its inception in 1990 the Company has experienced substantial growth through acquisitions. Also, the Company's annual results for the 1997, 1998 and 1999 time periods have also been affected by the disposition of certain assets and operations. Due to the magnitude of these acquisitions and dispositions and the integration of the acquired operations with the Company's existing businesses, the results of operations for prior periods are not necessarily comparable with or indicative of results of operations for current or future periods.

         The Company's results of operations are affected by certain conditions outside the Company's control, including overall industrial economic conditions and specifically the demand for hydrocarbon processing products and services. Additionally, low oil prices and the oversupply of certain commodity chemicals during the second half of 1998 and throughout much of 1999 have adversely affected many of the Company's customers in the refining and petrochemical industries. Certain petrochemical and refining customers deferred equipment purchases related to certain major projects during the second half of 1998 and 1999 that reduced demand for some of the Company's products. These factors have increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits in both 1998 and 1999. However, refinery and plant utilization remains near capacity and management believes that the intermediate and long-term prospects for the sale of the Company's equipment, parts and services to the hydrocarbon processing industry remain strong.

         The Company's results of operations for the years ended December 31, 1999 and 1998 were also adversely affected by conditions relating to the Company's business combination following the October 1997 merger with Astrotech. On November 12, 1998, the Company announced actions to restructure its management organization, reduce its underlying cost structure and refocus the Company's efforts on providing superior customer service. These actions included a multi-step strategic plan designed to enhance future operations which was developed based on an in-depth review of the Company's operations and systems.

         In 1997, the Company discontinued its low margin generic fabrication operations at its Allied subsidiary. These operations concluded during 1998. In September 1998, the Company adopted a plan to discontinue its filtration operations; however, in September 1999, the Company determined that continuing its filtration operations was more feasible than pursuing further plans to dispose of these assets. In September 1999, as part of a debt reduction initiative, the Company adopted plans to dispose, either through sale or liquidation, of certain assets of its storage tank operations. Texoma Tank was sold in March 1999 for $14.0 million. The majority of the assets of the storage tank operations were sold during the last quarter of 1999 and first quarter of 2000 and the proceeds were used to reduce indebtedness.

         The Company records most of its revenues using the percentage-of-completion method of accounting. Under this method, the Company recognizes as revenues that portion of the total contract price which the cost of work completed to date bears to the estimated total cost of the work included in the contract. Because contracts may extend over more than one fiscal period, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Contract costs include all direct material, labor and subcontracting costs and those indirect costs related to contract performance, such as supplies, tools and repairs.

         The Company recognizes revenue from certain short-term contracts using the completed contract method of accounting. Revenue is recognized under this method when a project is substantially complete. The contracts accounted for under this revenue recognition method are typically less than three months in duration.

         The Company historically has experienced quarterly fluctuations in its operating results. Operating results in any quarter are dependent upon the timing of equipment and system sales, which may vary considerably among quarters.

RESULTS OF OPERATIONS

     1999 COMPARED WITH 1998

         Revenues

         For the year ended December 31, 1999, total revenues were $280,417 as compared to $342,794 for the comparable period in 1998. The total decrease of $62,377, or 18%, was comprised of decreases in storage tank operations of $24,989, process equipment operations of $30,426 and filtration operations of $6,962. The decrease in storage tank operations resulted from the sale of Texoma Tank in March 1999, and the decision in September 1999 to close or sell a significant portion of the Company's storage tank operations. The decrease for process equipment operations was primarily due to a decline in the demand for new heat exchangers by the hydrocarbon processing industry. The Company's principal customers for heat exchangers normally experience lower capital expenditures during periods of depressed refined product margin, as was the case throughout much of 1999. The decrease for filtration operations was primarily the result of the Company's decision to discontinue such operations in August 1998 which led to lower purchases by our customers in subsequent periods.

         Cost of Revenues

         Cost of revenues for the year ended December 31, 1999 was $255,948 as compared to $275,569 for the same period in 1998. This decrease of $19,621, or 7%, was partially attributable to decreases in revenues, as discussed in the foregoing paragraph. However, due to significant fixed costs inherent in the Company's manufacturing processes, the decreases in revenues resulted in a lower revenue base to absorb fixed costs. Accordingly, the Company's gross margin in sales decreased by $42,756 for the year ended December 31, 1999 versus 1998.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the year ended December 31, 1999 were $36,234 as compared to $37,793 for the preceding twelve month period. The decrease of $1,559 was primarily attributable to personnel cost savings due to the decision to dispose of a significant portion of the storage tank operations.

         Depreciation and Amortization

         For the year ended December 31, 1999, depreciation and amortization expense was $8,472, an increase of $159 over the $8,313 amount recorded for the full year of 1998. The increase for 1999 was primarily attributable to GLM being included for the full year of 1999, partially offset by the sale of Texoma Tank in March 1999.

         Merger, Acquisition and Strategic Charges

         During the year ended December 31, 1999, the Company had nonrecurring merger, acquisition and strategic charges totaling $3,543, as compared to similar type charges during 1998 of $12,528. The costs recorded in 1999 and 1998 consist primarily of the costs, estimated as incremental job costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs including severance.

         Impairment

         During the year ended December 31, 1999, the Company recorded two non-cash charges related to the impairment of its fixed assets. A charge of $20,670 was recorded to reduce the carrying value of the majority of the assets of the storage tank business which are being disposed of either through the sale or shut-down of facilities. Also, a charge of $21,556 was recorded to reduce the carrying value of goodwill related to GLM Tanks and Equipment, Ltd. and Exell, Inc.

         (Gain) Loss on sales of assets

         During the year ended December 31, 1999, the Company sold certain operating assets for a net gain of $1,899. Texoma Tank was sold in March 1999 for $13,956 and a gain of $4,156 was recognized. During the fourth quarter of 1999, certain storage tank assets and business were sold for gross proceeds of $5,378 and a loss of $2,260 was recorded. Also in 1999, the Company sold a portion of interest in certain aviation rights for $301 and recognized a gain of $3.

         Interest Expense, net

         Interest expense for the 1999 annual period was $9,353, as compared to $7,821 for the comparable period in 1998. The increase in interest expense was the result of higher average debt balances in 1999 versus 1998, primarily as a result of debt incurred for the purchases of GLM and Reliable in 1998. Additionally, average interest rates in 1999 were higher than in 1998.

         Income Taxes

         For the year ended December 31, 1999, the Company recorded a provision of $4,373 primarily relating to the valuation allowance provided against the net deferred tax assets and to provide for current state and foreign income taxes. As there is no assurance the Company will generate sufficient taxable income to avail itself of the benefit of certain deferred tax assets, particularly net operating loss carryforwards, a valuation allowance has been recorded for all of the Company's deferred tax assets.

         Discontinued Operations

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. The loss from these discontinued operations for and 1998 was $923, net of a $520 income tax benefit.

     1998 COMPARED WITH 1997

         Revenues

         Total revenues for 1998 increased $7,195, or 2%, from $335,599 for 1997 to $342,794. Storage tank operations revenues increased by $42,124 of which $19,194 is due to internal growth and $11,575 is a result of the April 1998 acquisition of Reliable and the June 1998 acquisition of GLM. Additionally, 1998 revenues in the storage tank operations increased by $11,355 as a result of the May 1997 acquisition of Trusco.

         Revenues decreased by $8,870 for process equipment operations. This decrease was primarily due to a decrease from Graver Manufacturing Co., Inc.(fabricator of storage tanks and pressure vessels) in 1998 as compared to 1997 due to the restructuring of Graver to concentrate on higher margin jobs and the discontinuance of certain low margin fabricating business. This decrease was partially offset by the August 1997 acquisition of Exell.

         Revenues for filtration operations decreased by $26,059, primarily due to the decision in 1998 to reflect these operations of the Company as a discontinued operation.

         Cost of Revenues

         Cost of revenues for 1998 increased $15,452 or 6%, to $275,569 from $260,117 for 1997 primarily due to the increased revenues discussed above. Gross margins declined from 22.5% to 19.6% from 1997 to 1998 due to softening market conditions. The storage tank cost of revenue increased by $34,379, of which $9,080 is due to the acquisition of GLM and Reliable, $10,380 is due to the 1997 acquisition of Trusco and the remaining $14,919 is a result of internal growth.

         Cost of revenues decreased by $5,830 for process equipment operations as a result of the above mentioned restructuring at Graver which was partially offset by the inclusion of Exell for the full year in 1998. Cost of revenues for filtration operations decreased by $13,097 as a result of declining revenues as discussed above.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for 1998 decreased by $4,355 and represented 13% of revenues in 1997 and 11% of revenues in 1998. The primary cause for decreased expenses are reduction of costs subsequent to the merger between the Company and Astrotech.

         Depreciation and Amortization

         Depreciation and amortization expense for 1998 increased by $766 and was primarily attributable to acquisitions related to the storage tank and process equipment operations.

         Merger, Acquisition and Strategic Charges

         In 1998, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $12,528. Merger and acquisition costs of $1,117 related to a terminated purchase agreement and the termination of a proposed tender offer and other acquisition related activity.

         The Company incurred a strategic charge of $11,411. The charge included the costs, estimated as incremental job costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs. The Company also incurred severance costs and other benefits associated with employee terminations, including that of the Company's former president and chief operating officer, and legal and accounting services fees.

         Interest Expense, net

         Interest expense for 1998 increased $1,850 to $7,821 from $5,971 in 1997. The increase in interest expense is a result of higher overall debt balances in 1998.

         Income Taxes

         The income tax expense from continuing operations for 1998 was $431 as compared to $2,344 in 1997. The 1997 effective tax rate was significantly higher than the Company's normal effective tax rate due to nondeductible acquisition expenses related to the merger with Astrotech.

         Discontinued Operations

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its allied subsidiary. the loss from these discontinued operations for 1997 and 1998 was $2,956 and $923, respectively, net of $1,613 and $520 income tax benefit, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999 the Company's cash position was $5,287 compared with $5,784 at December 31, 1998. At December 31, 1999, the Company had a net working capital deficit of $44,444, as compared to net working capital of $124,976 at December 31, 1998. However, such working capital amounts are not indicative of traditional or future results due to (1) the inclusion in current assets of property, equipment and intangibles held for sale, and (2) the classification of the Company's long-term obligations as current liabilities due to debt compliance issues. Absent these two items, net working capital at December 31, 1999 and 1998 would be $34,385 and $66,609, respectively. For the year ended December 31, 1999, the Company's operating activities, prior to working capital changes, consumed $24,869 of cash whereas for 1998, operating activities before working capital changes provided cash of $5,262. Including working capital changes, cash used in operating activities totaled $1,967 and $14,036 for the years ended December 31, 1999 and 1998, respectively.

         Changes in working capital components consumed $19,944 of cash in 1998 and provided cash of $22,902 in 1999. The 1998 amounts included cash payments of $7,757 related to the Astrotech merger which were accrued in 1997. In 1999, the sale and closure of certain storage operations resulted in working capital used in such operations to be converted to cash.

         Investing activities provided $18,172 of cash in 1999 compared to cash used of $22,799 in 1998. In 1999, the proceeds from the sales of assets provided $19,643 of cash whereas in 1998, the acquisition of businesses consumed $23,055 of cash.

         Financing activities consumed cash of $16,729 in 1999 as proceeds from the sales of assets were used to reduce indebtedness. In 1998, investing activities, principally the borrowing of funds to complete acquisitions, provided cash of $33,138.

         In connection with the October 1997 merger with Astrotech, ITEQ refinanced its and Astrotech's existing credit facilities under a new non-amortizing revolving credit facility with various financial institutions with a commitment of $145,000 as of December 31, 1998 (reducing to $135,000 on December 31, 1999) and maturing in October 2002 and bearing interest, at ITEQ's option, at BankBoston, N.A.'s ("BankBoston") customary base rate or at BankBoston's Eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to 1.25% for the applicable base rate margin, and from 2.0% to 3.25% for the applicable Eurodollar rate margin. This credit facility is secured by substantially all of the assets of ITEQ, a pledge of 65% of the stock of each of ITEQ's material foreign subsidiaries, and a pledge of the stock of ITEQ's domestic subsidiaries and guarantees entered into by such domestic subsidiaries. The outstanding balance under the credit facility at December 31, 1999 was $102,687, bearing interest at a rate of 9.8%.

         The Company's credit facility requires the Company to maintain certain levels of net earnings before interest, taxes and depreciation and amortization ("EBITDA"), interest coverage, working capital and stockholders' equity and contain other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness, to pay dividends or to make acquisitions and certain investments. At certain times throughout the year and as of December 31, 1999 and through April 3, 2000, the Company was not in compliance with certain financial covenants of its loan agreement. As a result, the Company has classified as current the amounts outstanding under its credit facility as of December 31, 1999 as, under the terms of the credit facility, balances borrowed are due and payable if the event of default is not remedied within a specified time period.

         The Company and its lenders entered into a Limited Waiver and Eighth Amendment to Revolving Credit Agreement at April 3, 2000 which waived compliance with certain financial covenants in the credit facility through June 29, 2000. Additional provisions require that the capital expenditures may not exceed $1.0 million during the first six months of 2000. The Company believes this amount to be adequate in support of anticipated capital expenditure needs. The Limited Waiver and Eighth Amendment provides for borrowing capacity up to a total commitment of approximately $58.0 million with interest at the Base Rate plus the Applicable Margin, as defined. At April 3, 2000, the balance outstanding was $51,780. At December 31, 1999 and 1998, the outstanding balance under the credit facility was $102,687 and $119,603, respectively. Balances outstanding at December 31, 1999 and 1998 bore interest at a rate of 9.8% and 7.0%, respectively. As discussed in Note 19 of Notes to Consolidated Financial Statements, the Company has used the net proceeds from the sale of assets and businesses to reduce its indebtedness under its credit facility.

         Except with respect to funding any future acquisitions, management believes that cash generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet ITEQ's anticipated cash requirements for 2000. Management further believes that ITEQ could obtain additional capital to make acquisitions primarily through either issuances of common or preferred stock, or debt or lease financing, however, such financing may not be available when required or on terms acceptable to ITEQ.

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

         INTEREST RATE RISK. The Company has $102.7 million of variable interest rate long-term debt outstanding at December 31, 1999. The rate in effect at December 31, 1999 was 9.8%. A hypothetical one tenth of one percent increase or decrease in the December 31, 1999 interest rates in effect for this debt is approximately $100 before taxes.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 2000 ITEQ sold its wholly owned-subsidiary Graver Manufacturing Company, a maker of field erected pressure vessels, to a newly formed entity 60% owned by an unaffiliated individual and 40% owned by ITEQ's chairman of the board. The $4.0 million sales price for Graver Manufacturing consisted of $3 million cash and a $1 million five-year term note bearing interest at 9% per annum and secured by all the outstanding capital stock of Graver Manufacturing. In connection with this transaction, Graver Manufacturing was independently appraised, and management is of the opinion that the terms of this transaction were at least as favorable to ITEQ as could have been obtained from an unrelated third party.

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

4.6         -  Warrant Agreement, dated November 18, 1996, between the
               Registrant and International Mezzanine Capital, B.V.
               ("Mezzanine"). (Filed as an exhibit to Form 8-K dated December 5,
               1996 and incorporated herein by reference).

4.7         -  Warrant Agreement dated November 18, 1996, between the Registrant and First Commerce Corporation ("First Commerce"). (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).

4.8         -  Registration Rights Agreement dated November 18, 1996, among the
               Registrant, Mezzanine, and First Commerce. (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).

4.9         -  Warrant Agreement, dated April 24, 1996, between the Registrant and Sanders Morris Mundy, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

4.10        -  Warrant Agreement, dated December 1992, between Registrant and
               Pennsylvania Merchant Group, Ltd. (Filed as an exhibit to Form
               10-K for fiscal year ending March 31, 1993 and incorporated herein by reference).

4.11        -  Third Amendment to Revolving Credit Amendment, dated as of March
               26, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, B.A., as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to
               Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.12       -  Fourth Amendment to Revolving Credit Agreement, dated as of June
               16, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to
               Form 10-Q/A for the quarter ended September 30, 1999 and
               incorporated herein by reference).

 4.13       -  Fifth Amendment to Revolving Credit Agreement, dated as of July
               30, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to
               Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

 4.14       -  Sixth Amendment and Limited Waiver to Revolving Credit Agreement,
               dated as of September 3, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche Bank AG, as Documentation Agent.
               (Filed as an exhibit to Form 10-Q/A for the quarter ended
               September 30, 1999 and incorporated herein by reference).

 4.15       -  Limited Waiver Regarding Disposition of Certain Assets and
               Certain Financial Covenants for the Revolving Credit Agreement, dated as of September 30, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

 4.16       -  Seventh Amendment to Revolving Credit Agreement, dated as of
               November 15, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

*4.17       -  Limited Waiver for the Revolving Disposition of Certain Assets
               for the Revolving Credit Agreement, dated as of November 23,
               1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche
               Bank AG, as Documentation Agent.

*4.18       -  Limited Waiver for the Revolving Credit Agreement, dated as of
               December 10, 1999 among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A. as Agent, and Deutsche Bank as Documentation Agent.

*4.19       -  Limited Waiver Regarding Certain Covenants and Disposition of
               Certain Assets for the Revolving Credit Agreement, dated as of
               January 24, 2000, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A. as Agent, and Deutsche Bank AG, as Documentation Agent.

*4.20       -  Limited Waiver and Eight Amendment to the Revolving Credit
               Agreement, dated as of April 3, 2000, among the Registrant, the
               Guarantors and various lending institutions including Fleet
               National Bank (f/k/a/ BankBoston, N.A.), as Agent, and Deutsche
               Bank AG, as Documentation Agent.

10.1        -  Plan and Agreement of Merger dated as of June 30, 1997, by and between the Registrant and Astrotech International Corporation
               ("Astrotech"). (Filed as Appendix A to the Joint Proxy
               Statement/Prospectus of the Registrant and Astrotech on October
               3, 1997 and incorporated herein by reference).

10.2        -  Stock Purchase Agreement dated as of April 30, 1997, by and
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

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.6        -  Purchase and Sale Agreement, dated as of the Effective Date (as defined therein), between Babel, Miller & Blackwell Partnership
               (the "Partnership") and the Registrant. (Filed as an exhibit to
               Form 8-K dated August 28, 1997 and incorporated herein by
               reference).

10.7        -  First Amendment to Purchase and Sale Agreement, effective August
               13, 1997, among the Partnership, Beaumont Franklin Street
               Properties, L.L.C. ("BFSP"), Neches Street Properties, L.L.C.
               ("NSP") and the Registrant. (Filed as an exhibit to Form 8-K dated August 28, 1997 and incorporated herein by reference).

*10.8       -  Agreement dated January 29, 1999 between the Registrant and
               William P. Reid.

*10.9 First Amendment to Employment Agreement Between William P. Reid and ITEQ, Inc. dated March 20, 2000.

10.10       -  Severance Agreement dated September 17, 1998, between Registrant and John Camardella. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

10.11       -  Employment Agreement dated September 30, 1997 for Mark E.
               Johnson. (Filed as an exhibit to Form 10-Q for the quarter ended
               September 30, 1997 and incorporated herein by reference).

10.12       -  Employment Agreement dated March 1, 1996, between the Registrant and Lawrance W. McAfee. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

10.13       -  Employees Stock Purchase Plan, as amended, dated December 15,
               1994. (Filed as an exhibit to Form 10-K for year ended December
               31, 1994 and incorporated herein by reference).

10.14       -  Director Stock Option Plan, as amended. (Plan filed as an exhibit
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

*10.23 Asset Purchase Agreement between HMT, Inc., as Buyer, ITEQ, Inc., as Parent and ITEQ Storage Systems, Inc., ITEQ Construction
               Services, Inc. and ITEQ Tank Services, Inc., as Sellers, dated
               January 28, 2000.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
*10.24      -  First Amendment to Asset Purchase Agreement between HMT, Inc., as
               Buyer, ITEQ, Inc., as Parent and ITEQ Storage Systems, Inc., ITEQ
               Construction Services, Inc. and ITEQ Tank Services, Inc., as
               Sellers, dated March 13, 2000.

*21.1       -  List of Subsidiaries of the Registrant.

*23.1       -  Consent of Arthur Andersen LLP.

*27         -  Financial Data Schedule.


*  Filed herewith.

(b) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
Report of Independent Public Accountants.........................................................F-2

Consolidated Balance Sheets-December 31, 1998 and December 31, 1999..............................F-3

Consolidated Statements of Operations--Years ended December 31, 1997,
  1998 and 1999..................................................................................F-4

Consolidated Statements of Stockholders' Equity--Years ended
  December 31, 1997, 1998 and 1999...............................................................F-5

Consolidated Statements of Cash Flows--Years ended December 31, 1997,
  1998 and 1999..................................................................................F-6

Notes to Consolidated Financial Statements.......................................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ITEQ, Inc.:

We have audited the accompanying consolidated balance sheets of ITEQ, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITEQ, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, for the year ended December 31, 1999, the Company incurred a net loss of $77.1 million, used cash from operations of $2.0 million, and had a working capital deficit at December 31, 1999 of $44.4 million. As of December 31, 1999, and through April 3, 2000, the Company was in default of certain financial and other covenants under its revolving credit facility. On April 3, 2000, the Company and its lenders entered into a Limited Waiver and Eighth Amendment to the Revolving Credit Agreement which waived compliance with certain financial covenants through June 29, 2000. The Company is currently in negotiations with its lenders regarding such credit facility. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



Houston, Texas
April 3, 2000

                                   ITEQ, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  1998          1999
                                                                                                ---------    ---------
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents ...................................................................   $   5,784    $   5,287
Due on contracts and other receivables, net .................................................      33,240       25,072
Costs and estimated earnings in excess of billings on
     uncompleted contracts ..................................................................      16,723       11,053
Inventories, net ............................................................................      20,855       12,425
Prepaid expenses, deposits and other assets .................................................       3,440        3,476
Deferred tax asset ..........................................................................       1,403           --
Assets of businesses held for sale ..........................................................     109,785       53,211
                                                                                                ---------    ---------
         Total current assets ...............................................................     191,230      110,524
PROPERTY AND EQUIPMENT, NET .................................................................      22,136       21,890
OTHER INTANGIBLE ASSETS, NET ................................................................      73,288       47,716
                                                                                                ---------    ---------

     TOTAL ASSETS ...........................................................................   $ 286,654    $ 180,130
                                                                                                =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Long-term obligations classified as current .................................................   $      --    $ 102,687

Accounts payable ............................................................................      17,357       11,349
Accrued liabilities:
     Job costs ..............................................................................      11,414        9,445
     Accrued compensation and benefits ......................................................       2,057        1,534
     Accrued expenses and other current liabilities .........................................      10,761        9,427
Billings in excess of costs and estimated earnings on
     uncompleted contracts ..................................................................       1,104        1,806
Liabilities of businesses held for sale .....................................................      23,561       18,720
                                                                                                ---------    ---------
         Total current liabilities ..........................................................      66,254      154,968

LONG-TERM OBLIGATIONS .......................................................................     119,603           --

              Total Liabilities .............................................................     185,857      154,968
                                                                                                ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares
     authorized; no shares issued or outstanding ............................................          --           --
Common stock, $.001 par value; 40,000 authorized
     28,298 and 28,350 shares issued and outstanding at
     December 31, 1998 and 1999 .............................................................          28           28
Treasury stock, at cost, 139 shares at December 31, 1999 and 1998 ...........................      (1,000)      (1,000)
Additional paid-in capital ..................................................................     131,450      131,637
Retained deficit ............................................................................     (27,826)    (104,895)
Accumulated comprehensive loss ..............................................................      (1,855)        (608)
                                                                                                ---------    ---------
         Total Stockholders' Equity .........................................................     100,797       25,162
                                                                                                ---------    ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................................   $ 286,654    $ 180,130
                                                                                                =========    =========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1997         1998         1999
                                                              ---------    ---------    ---------
Revenues ..................................................   $ 335,599    $ 342,794    $ 280,417
Cost of revenues ..........................................     260,117      275,569      255,948
Selling, general and administrative expenses ..............      42,148       37,793       36,234
Depreciation and amortization .............................       7,547        8,313        8,472
Merger, acquisition and strategic charges .................      17,956       12,528        3,543
Impairment of long-lived assets held for sale .............          --           --       20,670
Impairment of long-lived assets ...........................          --           --       21,556
(Gain) loss on sales of assets ............................          --           --       (1,899)
                                                              ---------    ---------    ---------

Operating profit (loss) ...................................       7,831        8,591      (64,107)
Interest expense, net .....................................      (5,971)      (7,821)      (9,353)
Miscellaneous income, net .................................         519          402          764
                                                              ---------    ---------    ---------
Earnings (Loss) from continuing operations before
   income tax provision and extraordinary loss ............       2,379        1,172      (72,696)
Income tax provision ......................................       2,344          431        4,373
                                                              ---------    ---------    ---------
Earnings (Loss) from continuing operations before
   extraordinary loss .....................................          35          741      (77,069)
                                                              ---------    ---------    ---------
Loss from discontinued operations, net of
   income tax benefit of $547, ............................      (1,061)          --           --
Loss on disposal of discontinued operations,
   net of income tax benefit of $1,066 and 520 respectively      (1,895)        (923)          --
                                                              ---------    ---------    ---------

Loss from discontinued operations .........................      (2,956)        (923)          --
                                                              ---------    ---------    ---------

Extraordinary loss on early extinguishment
   of debt, net of income tax benefit of $1,732 ...........      (3,080)          --           --
                                                              ---------    ---------    ---------

Net loss ..................................................   $  (6,001)   $    (182)   $ (77,069)
                                                              =========    =========    =========
BASIC EARNINGS (LOSS) PER SHARE:
Earnings (Loss) from continuing operations ................   $      --    $     .02    $   (2.73)
Loss from discontinued operations .........................        (.12)        (.03)          --
Extraordinary loss ........................................        (.13)          --           --
                                                              ---------    ---------    ---------
Net loss per common share .................................   $    (.25)   $    (.01)   $   (2.73)
                                                              =========    =========    =========
Weighted average common shares outstanding ................      24,301       27,686       28,193
                                                              =========    =========    =========

DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (Loss) from continuing operations ................   $      --    $     .02    $   (2.73)
Loss from discontinued operations .........................        (.11)        (.03)          --
Extraordinary loss ........................................        (.12)          --           --
                                                              ---------    ---------    ---------
Net loss per common share .................................   $    (.23)   $    (.01)   $   (2.73)
                                                              =========    =========    =========

Weighted average common and common equivalent shares
   outstanding ............................................      25,583       27,982       28,193
                                                              =========    =========    =========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                COMMON                 ADDITIONAL    RETAINED      ACCUMULATED         TOTAL
                                                STOCK      TREASURY     PAID-IN      EARNINGS     COMPREHENSIVE     STOCKHOLDERS'
                                    SHARES      AMOUNT      STOCK       CAPITAL      (DEFICIT)   INCOME (LOSS) (a)      EQUITY
                                  ----------   ---------  ----------   ----------    ---------   -----------------  -------------
BALANCE, DECEMBER 31, 1996 .....      20,688   $      21  $       --   $   82,984    $ (22,824)       $     125     $      60,306
Issuance of 5,058 shares of
  common stock .................       5,058           5          --       31,790           --               --            31,795
Exercise of warrants ...........         190          --          --          857           --               --               857
Stock issued for employee
  stock purchase plan and
  exercise of stock options ....         976           1          --        4,192           --               --             4,193
Effect of change in Astrotech
  year end .....................          --          --          --           --        1,181               --             1,181
Foreign currency
  translation adjustment .......          --          --          --           --           --             (943)             (943)
Net loss .......................          --          --          --           --       (6,001)              --            (6,001)
                                      ------   ---------   ---------    ---------    ---------        ---------     -------------
BALANCE, DECEMBER 31, 1997 .....      26,912          27          --      119,823      (27,644)            (818)           91,388
Exercise of warrants ...........         322          --          --        1,530           --               --             1,530
Stock issued for employee
  stock purchase plan and
  exercise of stock options ....         268          --          --        1,659           --               --             1,659

Repurchase of common stock .....          --          --      (1,000)          --           --               --            (1,000)
Stock issued for GLM acquisition         796           1          --        8,438           --               --             8,439
Foreign currency
  translation adjustment .......          --          --          --           --           --           (1,037)           (1,037)
Net loss .......................          --          --          --           --         (182)              --              (182)
                                      ------   ---------   ---------    ---------    ---------        ---------     -------------
BALANCE, DECEMBER 31, 1998 .....      28,298          28      (1,000)     131,450      (27,826)          (1,855)          100,797
Stock issued for the employee
  stock purchase plan ..........         52           --          --          187           --               --               187
Foreign currency
  translation adjustment .......          --          --          --           --           --            1,247             1,247
Net loss .......................          --          --          --           --      (77,069)              --           (77,069)
                                      ------   ---------   ---------    ---------    ---------        ---------     -------------
BALANCE, DECEMBER 31, 1999 .....      28,350   $      28   $  (1,000)   $ 131,637    $(104,895)       $    (608)    $      25,162
                                      ======   =========   =========    =========    =========        =========     =============



      (a) The only component of comprehensive income (loss) that is not included in the accompanying consolidated statements of operations is the foreign currency translation adjustment. Comprehensive income (loss) for each of the three years ended December 31, is as follows:

                                              1997        1998        1999
                                            --------    --------    --------
Net Loss                                    $ (6,001)   $   (182)   $(77,069)
Foreign Currency Translation Adjustment         (943)     (1,037)      1,247
                                            --------    --------    --------
Comprehensive Loss                          $ (6,944)   $ (1,219)   $(75,822)
                                            ========    ========    ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                 1997        1998        1999
                                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................   $ (6,001)   $   (182)   $(77,069)
Adjustments to reconcile net earnings (loss) to net cash
  provided (used) by operating activities:
    Depreciation and amortization ..........................      7,859       8,314       8,472
    Impairment of long-lived assets ........................         --          --      21,556
    Impairment of assets held for sale .....................         --          --      20,670
    Provision (benefit) for deferred income taxes ..........     (3,240)     (2,211)      3,562
    Non-cash write-offs related to discontinued operations .        824          --          --
    Gain (loss) on sale of assets ..........................         --          --      (1,899)
    Extraordinary loss on early extinguishment of debt .....      4,812          --          --
    Change in Astrotech fiscal year end ....................      1,181          --          --
    Tax benefit from employee stock plans ..................        630         707          --
    Non-cash write-offs from restructuring .................      5,055          --          --
    Other ..................................................     (1,146)     (1,366)       (161)
    Changes in assets and liabilities, net of effects of
     businesses acquired:
       Due on contracts and other receivables, net .........     (3,559)     12,569       8,168
       Costs and estimated earnings in excess of billings
         on uncompleted contracts ..........................     (2,859)      3,800       5,670
       Inventories, net ....................................      5,106     (10,941)      8,430
       Prepaid expenses, deposits and other assets .........       (985)       (736)        (34)
       Assets of businesses held for sale ..................         --      (7,781)     16,743
       Accounts payable and accrued liabilities ............      3,002     (14,451)     (9,835)
       Billings in excess of costs and estimated earnings
          on uncompleted contracts .........................     (3,838)     (2,997)        701
       Liabilities of businesses held for sale ...........           --       1,239      (6,941)
                                                               --------    --------    --------
      Net cash provided (used) by operating activities .....      6,841     (14,036)     (1,967)
                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquired businesses, net of cash acquired ..    (18,776)    (23,055)         --
  Purchases of property and equipment ......................     (5,377)     (2,282)     (1,471)
  Contingent purchase consideration paid ...................     (3,354)         --          --
  Cash received from sale of land, buildings & equipment ...         --       2,538      19,643
                                                               --------    --------    --------
     Net cash provided (used) by investing activities ......    (27,507)    (22,799)     18,172
                                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term obligations ......................     17,840          --          --
  Proceeds from subordinated debt & warrants ...............    (15,000)         --          --
  Payments of long-term obligations ........................    (70,830)         --          --
  Net borrowings (repayments) under line of credit .........     55,531      30,949     (16,916)
  Net proceeds from common stock offering ..................     31,795          --          --
  Proceeds from exercise of stock options and warrants .....      4,420       3,189         187
  Cash paid for stock repurchase ...........................         --      (1,000)         --
                                                               --------    --------    --------
      Net cash provided (used) by financing activities .....     23,756      33,138     (16,729)
                                                               --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................       (399)       (200)         27
                                                               --------    --------    --------
      Net increase (decrease) in cash and cash equivalents .      2,691      (3,897)       (497)
  Cash and cash equivalents, beginning of period ...........      6,990       9,681       5,784
                                                               --------    --------    --------
  Cash and cash equivalents, end of period .................   $  9,681    $  5,784       5,287
                                                               ========    ========    ========

Supplemental disclosure of cash flow information:
  Cash paid for interest ...................................   $  6,853    $  7,504    $ 10,004
                                                               ========    ========    ========
  Cash paid (refunded) for income taxes ....................   $    380    $  1,812    $   (301)
                                                               ========    ========    ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ITEQ, Inc. ("ITEQ" or the "Company") designs, engineers, manufactures, and services process and storage equipment and components. The Company's products and services are utilized by customers in manufacturing processes requiring the process, treatment, storage, or movement of gases and liquids. Management of the Company believes that it is the leading domestic manufacturer and servicer of shell and tube heat exchangers, principally for petrochemical and refining applications and that the Company is a leading provider of maintenance services for above-ground storage tanks and related products primarily for oil production and storage, petrochemical, refining, water storage, food and agriculture industries. The Company also manufactures specialized process equipment, such as pressure vessels, principally for the refining, petrochemical and plastics industries. The Company operates internationally, with its equipment, systems and services sold or utilized in countries worldwide.

BUSINESS AND MARKET CONDITIONS

         The Company's results of operations are affected by certain conditions outside the Company's control, including overall industrial economic conditions and specifically the demand for hydrocarbon processing products and services. Additionally, low oil prices and the oversupply of certain commodity chemicals have adversely affected many of the Company's customers in the refining and petrochemical industries. The downturn in the Asian markets has reduced export opportunities and to a limited degree increased domestic competition from foreign equipment producers. Certain petrochemical and refining customers deferred equipment purchases related to certain major projects during the second half of 1998 and during 1999 that reduced demand for some of the Company's products. These factors have increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits in 1998 and 1999. However, refinery and plant utilization remains near capacity and management believes that the intermediate and long-term prospects for the sale of the Company's equipment, parts and services to the hydrocarbon processing industry remain strong.

         The Company's results of operations for the year ended December 31, 1998 and 1999 were also adversely affected by conditions relating to the Company's business combination following the October 1997 merger with Astrotech International Corporation ("Astrotech"). On November 12, 1998, the Company announced actions to restructure its management organization, reduce its underlying cost structure and refocus the Company's efforts on providing superior customer service. These actions include a multi-step strategic plan designed to enhance future operations which was developed based on an in-depth review of the Company's operations and systems. This included replacing certain management personnel.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. For the year ended December 31, 1999, the Company incurred a net loss of $77.1 million and used cash from operations of $2.0 million. The Company also had a working capital deficit of $44.4 million as of December 31, 1999. The Company was not in compliance with certain covenants of its credit facility at December 31, 1999, therefore, all amounts due under the credit facility are classified as current on the accompanying Consolidated Balance Sheet. On April 3, 2000, the Company and its lenders entered into a Limited Waiver and Eighth Amendment, to Revolving Credit Agreement (the "Amendment") which waived compliance with certain financial covenants in the credit facility through June 29, 2000. Provisions of the Amendment require that capital expenditures not exceed $1.0 million during the first six months of 2000. Management believes this amount to be adequate in support of anticipated capital expenditure needs during this period. The Amendment also provides for borrowing capacity up to a total commitment of $58.0 million. During the first quarter of 2000, the Company's indebtedness under the credit facility was reduced by $50,907, primarily with proceeds obtained from the sale of certain assets (See
Note 19 of Notes to Consolidated Financial Statements). As of April 3, 2000, the Company's debt balance under its credit facility was $51,780.

         Management believes that cash generated from operations, existing cash balances, and its additional borrowing capacity as provided for by the Amendment will be sufficient to meet the anticipated cash requirements of the Company's operations during 2000. Management of the Company is currently in negotiations with its lenders related to the restructuring of its credit facility. Additionally, management is also reviewing various alternatives of raising additional funds, which may include the sale of additional assets or the issuance of either debt or equity securities. However, unless the Company is successful in restructuring its credit facility or obtaining additional financing, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

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

         REVENUE RECOGNITION

         The Company records most of its revenues using the percentage-of-completion method of accounting. Under this method, the Company recognizes as revenues that portion of the total contract price which the cost of work completed to date bears to the estimated total cost of the work included in the contract. Because contracts may extend over more than one fiscal period, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Contract costs include all direct material, labor and subcontracting costs and those indirect costs related to contract performance, such as supplies, tools and repairs.

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

         DUE ON CONTRACTS AND OTHER RECEIVABLES

         At December 31, 1998 and 1999, due on contracts and other receivables consist of:

                                                                            1998          1999
                                                                            ----          ----
Billings on completed contracts and contracts
   in progress.........................................................   $ 32,883      $ 25,256
Retained contract receivables..........................................        762           431
Allowance for doubtful accounts  ......................................       (405)         (615)
                                                                          --------      --------
         Due on contracts and other receivables, net...................   $ 33,240      $ 25,072
                                                                          ========      ========

All retainages as of December 31, 1999 are expected to be collected by December 31, 2000.

         INVENTORIES

         Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, labor, overhead and purchased parts and are valued at the lower of cost or market. The Company accrues certain open purchase orders as the Company would incur substantial expense to cancel such purchase orders. These amounts are included in work in progress inventory in 1998 and 1999. Cost is determined by the average cost method for raw materials and the first-in, first-out (FIFO) method for purchased parts. Inventory at December 31, 1998 and 1999, consists of the following:

                                                            1998           1999
                                                          --------       --------
 Raw materials........................................    $  3,246       $  3,005
 Work in progress.....................................      17,459          9,070
 Finished goods.......................................         256            604
                                                          --------       --------
                                                            20,961         12,679
 Less: Allowance for obsolete inventory...............        (106)          (254)
                                                          --------       --------
       Inventories, net...............................    $ 20,855       $ 12,425
                                                          ========       ========

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, including costs to ready assets for use. Depreciation and amortization of property and equipment is computed on the straight-line method over the estimated useful lives of the assets and is recognized as depreciation expense in the statements of operations. At December 31, 1998 and 1999, property and equipment was comprised of the following items:

                                                 Estimated Useful
                                                      Lives                    1998           1999
                                               ---------------------         --------       --------
Land                                                   N/A                   $  2,051       $  2,114
Furniture and fixtures                              3-15 years                  2,863          3,864
Machinery and equipment                             5-15 years                  8,394          9,142
Buildings and improvements                          7-39 years                 12,835         12,384
Leasehold improvements                              3-10 years                    209            217
Tanks and trucks held for lease                     4-15 years                     41            121
                                                                             --------       --------
                                                                               26,393         27,842
Less-accumulated depreciation and
     amortization                                                              (4,257)        (5,952)
                                                                             --------       --------
Property and equipment, net                                                  $ 22,136         21,890
                                                                             ========       ========

         Repair and maintenance costs are expensed as incurred while major renewals and betterments are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal.

         The Company reviews certain long-lived assets for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and recognizes an impairment loss under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. (See Note 5 of Notes to Consolidated Financial Statements.)

         OTHER INTANGIBLE ASSETS, NET

         The excess of costs over net assets acquired, licenses, trademarks and tradenames are amortized on a straight-line basis over periods ranging from five to forty years. The Company monitors each entity's historical and expected performance in the context of the value assigned to acquisition intangibles and to the amortization period applied to each intangible asset. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows for individual business units may not be sufficient to support recorded goodwill.

         For the year ended December 31, 1999, the Company recorded a write down of $21,556 for impairment of the carrying value of goodwill related to G.L.M. Tanks and Equipment, Ltd. ("GLM") and Exell, Inc. ("Exell"). (See Note 5 of Notes to Consolidated Financial Statements). The Company modifies the life and/or the carrying amount of an acquired intangible if an impairment is identified. Amortization expense from continuing operations was $2,695, $2,893 and $3,547 for the years ended December 31, 1997, 1998 and 1999, respectively.

         At December 31, 1998 and 1999, other intangible assets, net was comprised of the following items:

                                                         1998      1999
                                                       --------   --------
Excess of costs over net assets acquired, net of
   accumulated amortization of $4,226 and $27,435
   at December 31, 1998 and 1999, respectively         $ 56,231   $ 32,993
Licenses, patents, trademarks and tradenames, net
   of accumulated amortization of $2,232 and $2,857
   at December 31, 1998 and 1999, respectively           14,259     14,405
Deferred tax asset                                        2,159         --
Other                                                       639        318
                                                       --------   --------
       Other intangible assets, net                    $ 73,288   $ 47,716
                                                       ========   ========

         INCOME TAXES

         Deferred taxes are provided based on temporary differences between the book and tax basis of assets and liabilities using presently enacted tax rates. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.

         EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding including the dilutive effect of common stock equivalents. The only difference between basic and diluted earnings per share is the impact of common stock options and warrants outstanding calculated using the treasury stock method. As the Company had a net loss from continuing operations before extraordinary loss for the year ended December 31, 1999, the inclusion of common stock equivalents in the calculation of earnings per share for 1999 would be antidilutive and therefore is not presented.

         TRANSLATION ADJUSTMENT

         The financial activity of the Company's non-U.S. operations located in Canada, Germany, England, Australia and Singapore are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. Currency transaction gains and losses are included in the Consolidated Statement of Operations.

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

         FAIR VALUES

         Management believes the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short-term maturities of these instruments. In management's opinion, the fair value of long-term obligations (classified as current as of December 31, 1999) approximates carrying value.

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company maintains its cash with various financial institutions. Accounts receivable at any given time are concentrated in a relatively large number of primarily domestic customers. An allowance for doubtful accounts has been provided for estimated losses. To mitigate credit risk, the Company may require customers to make advance payments or secure obligations with letters of credit.

         NEW ACCOUNTING STANDARDS

         The Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that all items required to be recognized under this standard as components of comprehensive income (loss), such as the Company's foreign currency translation adjustments, be reported in a financial statement. See Consolidated Statements of Stockholders' Equity.

         In June 1999, the Financial Accounting Standards Board amended Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," by issuing SFAS No. 137 to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a significant impact on its results of operations or financial position.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the December 31, 1999 presentation.

NOTE 3--DISCONTINUED OPERATIONS

         ALLIED

         During August 1997 and effective August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Such operations ceased in the third quarter of 1998.

         Sales from Allied's discontinued operations were $15,297 and $3,867 for the years ended 1997 and 1998, respectively. Summary operating results through August 31, the date of measurement, for 1997 were as follows:

         Revenues..............................................        $11,800
         Operating loss........................................            578
         Interest expense......................................          1,030
         Loss before income taxes..............................          1,608
         Income tax benefit....................................            547
         Net loss from Allied's discontinued operations........          1,061

         Operating losses during the phase out period have been included in the loss on disposal of discontinued operations in the accompanying financial statements. Net losses of $923 were incurred for the year ended December 31, 1998 while losses of $1,895 were incurred in 1997 subsequent to the measurement date.

         STORAGE TANK OPERATIONS

         Effective September 1, 1999, management of ITEQ adopted a plan to discontinue the Company's storage tank operations. The plan included the intended sale of a majority of the operations and the abandonment and liquidation of the remaining storage tank fabrication operations. A portion of the Company's storage tank operations, Texoma Tank Company, had been sold in March 1999 for $13,956, resulting in a pretax gain of $4,156 which is included in earnings

(loss) from continuing operations in the accompanying Consolidated Statements of Operations. Subsequent to September 30, 1999, management of ITEQ elected to continue operating certain assets related to storage tank operations and accordingly, the results for the storage tank operations have been reconsolidated in the earnings (loss) from continuing operations in the accompanying Consolidated Statements of Operations. Sales involving certain assets and business related to the storage tank operations have been concluded during the fourth quarter of 1999 and the first quarter of 2000 (see Note 4 and 19 of the Notes to Consolidated Financial Statements).

         FILTRATION

         During September 1998 and effective September 30, 1998, management of ITEQ adopted plans to discontinue its filtration operations. The majority of the filtration operations relate to manufacturing fabric filters, wet and dry scrubbers and fiberglass reinforced plastic fans.

         Effective September 1999, management of ITEQ reevaluated its plans related to the disposal of filtration operations. Management determined that the disposal of these operations were not in the best interest of shareholders at that date. Accordingly, the results for filtration operations have been reconsolidated effective September 30, 1999 and all prior periods have been restated. In the Company's 1998 Consolidated Financial Statements, filtration operations were reflected separately as a discontinued operation.

NOTE 4--BUSINESSES HELD FOR SALE

         During 1999 and during the first quarter of 2000, the Company concluded several transactions involving the sale and liquidation of assets and business related to the Company's storage tank operations. The transactions concluded as of December 31, 1999 are as follows:

                                                                                        Pretax
                                                                        Sales         Gain (Loss)
          Description                           Period                 Proceeds         on Sale
          -----------                           ------                 --------       -----------
      Texoma Tank Company                March 1999                    $ 13,956       $     4,156
      Clinton                            October/December 1999            3,600            (1,876)
      Provo                              November 1999                    1,778              (384)

         During the first quarter of 2000, as discussed in Note 19 of Notes to Consolidated Financial Statements, the Company concluded substantially all of the remaining transactions related to the businesses and assets held for sale.

         In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the assets and liabilities of businesses held for sale at December 31, 1999 have been separately stated on the accompanying balance sheet. The "held for sale" amounts reflected on the Consolidated Balance Sheet at December 31, 1998 also include the comparable assets and business sold or held for sale during the year ended December 31, 1999. The carrying value for such assets and liabilities represents their estimated net realizable value which has been based on the net sales proceeds received during the first quarter of 2000, estimated recoverability of working capital and estimated costs of liquidating the remaining assets. During the year ended December 31, 1999, the Company recorded an impairment loss of $20,670 for the difference between the carrying value and the net realizable value of businesses held for sale at December 31, 1999.

The results of operations for businesses held for sale included in the accompanying Consolidated Statements of Operations are as follows:

                                                         Year ended December 31,
                                                       ----------------------------
                                                         1998                1999
                                                       --------            --------
     Revenues                                          $164,119            $137,412
     Cost of Revenues                                   131,875             130,561
     Operating Profit (Loss) (before impairment)          7,236            (15,129)

NOTE 5--IMPAIRMENT OF LONG-LIVED ASSETS

         In addition to reviewing the carrying value of assets held for sale (See Note 4 of Notes to Consolidated Financial Statements), SFAS No. 121 requires that long-lived assets held for use be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The impairment required to reduce the carrying value of the storage tank operations to estimated net realizable value (see Note 4 of Notes to Consolidated Financial Statements) was a triggering event which indicated the necessity of reviewing the carrying value of all long-lived assets. At December 31, 1999, the Company determined that the carrying amount of certain assets held for use exceeded an estimate of their future undiscounted net cash flows. Accordingly, the Company recorded an impairment loss of $21,556 to reduce the carrying value of the goodwill related to GLM, which was acquired in June 1998 and Exell, which was acquired in August 1997 (see Note 6 of Notes to Consolidated Financial Statements) to an amount equal to their estimated fair market value (based on estimated discounted net cash flows).

NOTE 6--BUSINESS COMBINATIONS

         Results of operations for business combinations accounted for as purchases are included in the accompanying consolidated financial statements since the date of acquisition. With respect to business combinations accounted for as poolings-of-interests, the consolidated financial statements have been restated for all periods presented as if the companies had been combined since inception.

GLM

         Effective June 1, 1998, the Company purchased the shares of G.L.M. Tanks and Equipment, Ltd. ("GLM"), a Canadian company, for approximately $28,500, consisting of 796 shares of the Company's common stock, valued based on the average closing prices of the Company's stock when the principal terms were agreed and announced at approximately $8,400, and cash consideration of approximately $19,870 and acquisition expenses of approximately $230. The acquisition was accounted for as a purchase. GLM is a manufacturer of storage tanks and process equipment in western Canada.

RELIABLE

         Effective April 1, 1998, the Company purchased the assets of Reliable Steel Fabricators, Inc. ("Reliable") for approximately $4,000 in cash. This acquisition has been accounted for as a purchase. Reliable is a manufacturer of storage tanks serving the Pacific Northwest.

ASTROTECH

         On October 28, 1997, the Company merged with Astrotech in a transaction accounted for as a pooling-of-interests (the "Merger"). Astrotech is a domestic designer, fabricator and supplier of proprietary storage tank products and services providing a range of inspection, engineering, construction and maintenance services for aboveground storage tanks and also offering mobile storage tank leasing services. Industries served include refining, petrochemical, wastewater treatment, agricultural, pulp and paper, mining, water storage, power generation and process systems. The Company issued approximately 9,541 shares of ITEQ common stock in exchange for all the outstanding shares of Astrotech common stock based on an exchange ratio of .93 of a share of ITEQ common stock for each share of Astrotech common stock outstanding. In addition, all outstanding options to purchase Astrotech common stock were converted into options to purchase shares of ITEQ common stock, as adjusted for the exchange ratio.

         Combined and separate results of the Company during the periods preceding the Merger were as follows:

                                                                            EARNINGS FROM
                                                                              CONTINUING        NET
                                                             REVENUES         OPERATIONS      EARNINGS
                                                            ----------      -------------     --------
     Nine months ended September 30, 1997 (unaudited):
         ITEQ.............................................  $  131,479         $   5,372      $    546
         Astrotech........................................     110,943             3,531         3,531
                                                            ----------         ---------      --------
               Combined...................................  $  242,422         $   8,903      $  4,077
                                                            ==========         =========      ========

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

         The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition as follows:

Working capital...........................................      $   1,424
Property and equipment....................................          1,422
Excess of costs over net assets acquired..................          5,242
                                                                ---------
          Total purchase price............................      $   8,088
                                                                =========

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

         The purchase price of $11,458 consisted of $10,958 in cash and $500 of acquisition-related expenses. In addition, the Company repaid Trusco's existing bank obligations totaling $4,500.

         The purchase price has been allocated to the assets purchased and liabilities assumed based upon the estimated fair values at the date of acquisition as follows:

         Working capital......................................     $  4,800
         Property and equipment...............................        3,658
         Debt assumed.........................................       (4,726)
         Excess of costs over net assets acquired.............        7,726
                                                                   --------
            Total purchase price..............................     $ 11,458
                                                                   ========

NOTE 7--MERGER, ACQUISITION AND STRATEGIC CHARGES

         For the year ended December 31, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $3,543. The charge included costs, estimated as incremental job costs, to combine the operations of the Company and Astrotech including severance costs and other benefits associated with employee terminations.

         For the year ended December 31, 1998, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $12,528. Merger and acquisition costs of $1,117 related to terminated purchase agreements and other acquisition related activity. In addition, the Company incurred a strategic charge of $11,411. The charge included the costs, estimated as incremental jobs costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs. The Company also incurred severance costs and other benefits associated with employee terminations, including that of the Company's former president and chief operating officer, and legal and accounting services fees.

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

NOTE 8--CONTRACTS IN PROGRESS

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

         Costs incurred to date, estimated earnings and the related progress billings to date on contracts in progress are as follows:

                                                      1998           1999
                                                   ---------       ---------
     Costs incurred to date.................       $  86,760       $  49,113
     Estimated earnings.....................          17,182           9,258
                                                   ---------       ---------
     Revenue recognized.....................         103,942          58,371
     Progress billings to date..............         (88,323)        (49,124)
                                                   ---------       ---------
                                                   $  15,619       $   9,247
                                                   =========       =========

         The preceding is included in the accompanying consolidated balance sheets as follows:


                                                                        1998           1999
                                                                      ---------       ---------
     Costs and estimated earnings in excess of billings on
       Uncompleted contracts                                          $  16,723       $  11,053
     Billings in excess of costs and estimated earnings on
       Uncompleted contracts                                             (1,104)         (1,806)
                                                                      ---------       ---------
                                                                      $  15,619       $   9,247
                                                                      =========       =========

NOTE 9--LONG-TERM OBLIGATIONS

         In October 1997, the Company refinanced its existing credit facilities under a non-amortizing revolving credit facility with various financial institutions, which matures in October 2002. The loan facility bears interest, at ITEQ's option, at BankBoston N.A.'s ("BankBoston") customary base rate or at BankBoston's Eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to 1.25% for the applicable base rate margin, and from 2.00% to 3.25% for the applicable Eurodollar rate margin. This credit facility is secured by substantially all of the assets of ITEQ, a pledge of 65% of the stock of each of ITEQ's material foreign subsidiaries, and a pledge of the stock of ITEQ's domestic subsidiaries and guarantees entered into by such domestic subsidiaries.

         The Company's credit facility requires the Company to maintain certain levels of net earnings before interest, taxes and depreciation and amortization ("EBITDA"), interest coverage, working capital and stockholders' equity and contain other restrictive covenants. Such instruments also limit the ability of the Company to incur additional indebtedness, to pay dividends or to make acquisitions and certain investments. At certain times throughout the year and as of December 31, 1999 and through April 3, 2000, the Company was not in compliance with certain financial covenants of its loan agreement. As a result, the Company has classified as current the amounts outstanding under its credit facility as of December 31, 1999 as, under the terms of the credit facility, balances borrowed are due and payable if the event of default is not remedied within a specified time period.

         The Company and its lenders entered into a Limited Waiver and Eighth Amendment to Revolving Credit Agreement at April 3, 2000 which waived compliance with certain financial covenants in the credit facility through June 29, 2000. Additional provisions require that capital expenditures may not exceed $1.0 million during the first six months of 2000. The Company believes this amount to be adequate in support of anticipated capital expenditure needs. The Limited Waiver and Eighth Amendment provides for borrowing capacity up to a total commitment of approximately $58.0 million with interest at the Base Rate plus the Applicable Margin, as defined. At April 3, 2000, the balance outstanding was $51,780. At December 31, 1999 and 1998, the outstanding balance under the credit facility was $102,687 and $119,603, respectively. Balances outstanding at December 31, 1999 and 1998 bore interest at a rate of 9.8% and 7.0%, respectively. As discussed in Note 19 of Notes to Consolidated

Financial Statements, the Company has used the net proceeds from the sale of assets and businesses to reduce its indebtedness under its credit facility.

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

NOTE 10--LEASE COMMITMENTS

         The Company and its subsidiaries are obligated under various leases for office and manufacturing facilities and certain machinery, equipment and fixtures. Certain leases have renewal or escalation clauses or both. The following is a schedule of minimum rental commitments under all non-cancelable leases:

         Year ending December 31,
         ------------------------
                  2000.................................................       $   959
                  2001.................................................           811
                  2002.................................................           719
                  2003.................................................           699
                  2004.................................................           654
                  Thereafter...........................................           630
                                                                              -------
                  Total................................................       $ 4,472
                                                                              =======

         The leases provide for payment of maintenance and other expenses by the Company. Rent expense from continuing operations was approximately $1,438, $1,772 and $1,873 for the years ended December 31, 1997, 1998 and 1999.

NOTE 11--INCOME TAXES

         Provision (benefit) for income taxes consists of the following:

                                           YEAR ENDED DECEMBER 31,
                                        -----------------------------
                                         1997       1998       1999
                                        -------    -------    -------
Current:
         Federal ....................   $ 5,483    $    --    $    --
         State ......................       853        387        760
         Foreign ....................       557        236         52
                                        -------    -------    -------
Total current provision .............     6,893        623        812
                                        -------    -------    -------

Deferred:
         Federal ....................    (3,867)       510        745
         State ......................      (567)        40      1,611
         Foreign ....................      (115)      (742)     1,205
                                        -------    -------    -------
Total deferred provision ............    (4,549)      (192)     3,561
                                        -------    -------    -------
Provision for income taxes...........   $ 2,344    $   431    $ 4,373
                                        =======    =======    =======

         The earnings (loss) before taxes relating to foreign operations totaled approximately $685, ($954) and ($23,678) million for the years ended
December 31, 1997, 1998 and 1999, respectively.

         The tax effects of the financial reporting and income tax reporting basis differences which give rise to the deferred income tax asset and liability are as follows:

                                                                                  DECEMBER 31,
                                                                         ------------------------------
                                                                           1998                  1999
                                                                         --------              --------
Net current deferred income tax assets:
         Compensation recognition......................................  $    387              $    309
         Accruals & reserves...........................................       735                 3,879
         Contract accounting...........................................       281                   371
                                                                         --------              --------
                                                                         $  1,403              $  4,559
                                                                         ========              ========
Net non-current deferred income tax assets (liabilities):
         Depreciation..................................................  $ (7,908)             $ (3,452)
         Amortization..................................................    (1,187)                2,328
         Tax benefit carry forwards....................................    11,400                16,721
         Valuation allowance...........................................      (146)              (20,156)
                                                                         --------              --------
                                                                         $  2,159              $ (4,559)
                                                                         ========              ========

         As of December 31, 1998 and 1999, the Company had regular U.S. net operating losses carried forward for tax reporting purposes totaling approximately $22,142 and $35,000 respectively, which begin to expire in 2011. For financial reporting purposes, as of December 31, 1999, a valuation allowance amounting to $20,156 has been established to fully offset the Company's deferred tax assets, including those relating to its carryforwards. The valuation allowance increased by approximately $20,010 during the year ended December 31, 1999, primarily as a result of the Company's additional net operating losses.

         Differences between the Company's effective income tax rate and the statutory federal income tax rate are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                            1997       1998        1999
                                                          --------   --------    --------
Tax provision at the federal statutory income
   tax rate ...........................................   $    833   $    398    $(24,717)
Differences in foreign versus U.S. tax rates ..........         68       (172)        (31)
State income taxes, net of federal benefit ............        116         57      (1,120)
Amortization of intangible assets .....................        349        506         369
Write off intangible assets ...........................         --         --       9,188
Prior Year True Up ....................................         --         --         225
Subpart F Income ......................................         --         --         226
Non-deductible transaction costs ......................        910         60          --
Increase in valuation allowance .......................         --         --      20,010
Other .................................................         68       (418)        223
                                                          --------   --------    --------
         Total tax provision ..........................   $  2,344   $    431    $  4,373
                                                          ========   ========    ========

NOTE 12--COMMON STOCK AND PREFERRED STOCK

         On September 4, 1998, the Board of Directors of the Company declared a distribution of one right for each outstanding share of common stock to stockholders of record at the close of business on September 14, 1998 and designated 300 shares of the authorized preferred stock as a class to be distributed under a stockholder rights agreement. Upon the occurrence of certain events enumerated by the stockholder rights agreement, each right entitles the registered holder to purchase a fraction of a share of the Company's authorized preferred stock. The rights, among other things, will cause substantial dilution to a person or group that attempts to acquire the Company. The rights expired on March 4, 2000.

NOTE 13--STOCK WARRANTS AND OPTIONS

STOCK WARRANTS

         At December 31, 1999, subordinated debt warrants for 1,460 shares of common stock at an exercise price of $5.10 per share were outstanding. These warrants were issued in November 1996 and expire in November 2003. The exercise price of the subordinated debt warrants is subject to adjustment. In 1998, warrants for 334 shares were exercised for net proceeds of $1,530.

STOCK OPTIONS

         On October 1, 1990, the Company's Board of Directors approved an Employee Stock Option Plan (the "Plan") which was subsequently amended. This plan provides for the issuance of up to 10% of the Company's outstanding shares of Common Stock but initially not less than 1,250 shares of Common Stock (subject to anti-dilution provisions). Options granted expire in five to ten years, and the option price, which must be at least the fair market value of the Company's stock at the date of grant can be paid in cash or in shares of the Company's Common Stock. Options may not be transferred by the optionee other than by will or the laws of descent and distribution.

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

         Prior to the merger with Astrotech, Astrotech maintained four stock option plans for its employees and nonemployee directors, the 1984 Stock Option Plan, the 1989 Stock Incentive Plan, the 1994 Stock Option Plan for Employees of BMT (the "BMT Plan") and the 1995 Nonemployee Directors Stock Option Plan. The numbers of options and exercise price per share were converted to ITEQ options in accordance with the exchange rate in the merger agreement. The Merger effected no other terms of any of the plans. All outstanding options, except for grants under the BMT Plan, are fully exerciseable. The BMT Plan options issued vest at the rate of 20% per year after the first anniversary from the date of grant.

         The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," which provides financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. SFAS No. 123 requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the statement of operations or making pro forma disclosures in the notes to the financial statements for employee stock based compensation.

The Company has elected to make these pro forma disclosures and the Company's net loss and loss per share would have approximated the pro forma amounts indicated below:

                                                      YEAR ENDED DECEMBER 31,
                                                 ---------------------------------
                                                   1997        1998         1999
                                                 --------    --------     --------
Net loss:
   As reported.................................  $ (6,001)   $   (182)    $(77,069)
   Pro forma...................................    (6,446)       (930)     (77,735)
Basic net loss per common share:
   As reported.................................      (.25)       (.01)       (2.73)
   Pro forma...................................      (.27)       (.03)       (2.76)
Diluted net loss per common share:
   As reported.................................      (.23)       (.01)       (2.73)
   Proforma....................................      (.25)       (.03)       (2.76)

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of the pro forma cost to be expected in future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                1997 GRANTS                1998 GRANTS                1999 GRANTS
                                           -----------------------    -----------------------    -----------------------
Expected dividend yield                              0%                         0%                         0%
Expected stock price volatility               54.17% - 61.78%            64.07% - 70.98%            58.05% - 73.69%
Risk free interest rate                        5.51% - 5.57%              4.21% - 5.70%              4.57% - 6.56%
Expected life of options                       5 to 10 years              5 to 10 years              5 to 10 years

         A summary of the status of the Company's stock option plans at December 31, 1997, 1998 and 1999 and changes during the years then ended is presented in the table below:

                                                     1997                    1998                    1999
                                             ---------------------   ---------------------   ---------------------
                                                         WTD AVG                 WTD AVG                 WTD AVG
                                              SHARES     EX PRICE     SHARES     EX PRICE     SHARES     EX PRICE
                                             --------   ----------   --------   ----------   --------   ----------
Outstanding at beginning of year............    1,907   $     3.60      1,293   $     4.81      1,088   $     6.26
Granted ....................................      453         7.35        320         9.52        930         1.51
Exercised...................................     (967)       (3.67)      (259)       (3.57)        --           --
Forfeited...................................     (100)       (3.65)      (257)       (5.71)      (276)        5.19
Expired ....................................       --           --         (9)       (4.75)      (276)        4.18
                                                ------- ----------      -----   ----------      -----   ----------

Outstanding at end of year..................    1,293   $     4.81      1,088    $    6.26      1,466   $     3.84
                                                =====   ==========      =====    =========      =====   ==========
Exercisable at end of year .................      553   $     3.78        614    $    5.43        596   $     4.71
                                                =====   ==========      =====    =========      =====   ==========
Weighted average fair value of options
granted.....................................    $5.16                   $4.48                   $3.95
                                                =====                   =====                   =====

         The options outstanding at December 31, 1999 have exercise prices between $0.625 and $13.94 and a weighted average remaining contractual life of
4.2 years.

         The Company maintains an Employee Stock Purchase Plan whereby all employees are eligible for participation after ninety days of service. Under this plan, employees may purchase stock at 90% of the current market price of the stock. The Company issued 9, 9 and 52 shares under the Employee Stock Purchase Plans during the years ended December 31, 1997, 1998 and 1999, respectively.

NOTE 14--CONTINGENCIES

         Certain of the Company's subsidiaries are parties to legal proceedings in the ordinary course of business. While the outcome of lawsuits or other proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

         The Company is self-insured for certain losses relating to employee medical benefits. The Company has purchased $1 million in insurance coverage for claims in excess of Minimum Deductible amounts, as defined. Thereafter, the Company is liable for all ensuing claims. The Company determines the level of accruals by reviewing its historical experience and current year claim activity. An additional accrual for incidents incurred but not reported to the Company is established for each year using management estimates and is based on prior experience. Management believes that adequate accruals have been established for expected liabilities arising from such obligations.

NOTE 15--RETIREMENT PLANS

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

NOTE 16--SEGMENT REPORTING

                                                  1997         1998         1999
                                                ---------    ---------    ---------
Revenue from external customers
   Storage ..................................   $ 127,718    $ 169,842    $ 144,853
   Process ..................................     142,161      133,291      102,865
   Filtration ...............................      65,720       39,661       32,699
                                                ---------    ---------    ---------
     Total ..................................   $ 335,599    $ 342,794    $ 280,417
                                                =========    =========    =========

Revenue from internal operating segments
   Storage ..................................   $     843    $     790    $   1,342
   Process ..................................       1,004        2,804           16
   Filtration ...............................         408          303          204
                                                ---------    ---------    ---------
     Total ..................................   $   2,255    $   3,897    $   1,562
                                                =========    =========    =========

Depreciation and amortization
   Storage ..................................   $   4,141    $   4,605    $   4,546
   Process ..................................       2,347        2,637        2,807
   Filtration ...............................         790        1,009        1,045
   Other ....................................         269           62           74
                                                ---------    ---------    ---------
     Total ..................................   $   7,547    $   8,313    $   8,472
                                                =========    =========    =========

Operating profit (loss)
   Storage ..................................   $   9,217    $  15,438    $ (44,711)
   Process ..................................      14,305       12,497      (11,595)
   Filtration ...............................       5,128       (3,433)      (3,073)
   Other ....................................     (20,819)     (15,911)      (4,728)
                                                ---------    ---------    ---------
     Total ..................................   $   7,831    $   8,591    $ (64,107)
                                                =========    =========    =========

Earnings (Loss) from continuing operations before
   income tax provision and extraordinary loss
   Storage....................................................  $    7,304      $   7,521      $ (51,689)
   Process....................................................       8,579          7,403        (13,095)
   Filtration.................................................       4,499         (4,262)        (3,785)
   Other......................................................     (18,003)        (9,490)        (4,127)
                                                                ----------      ---------      ---------
     Total....................................................  $    2,379      $   1,172      $ (72,696)
                                                                ==========      =========      =========
Identifiable assets
   Storage....................................................  $   90,356      $ 140,905      $  73,188
   Process....................................................      94,112        105,615         68,464
   Filtration.................................................      37,504         29,839         28,988
   Other......................................................      39,515         10,295          9,490
                                                                ----------      ---------      ---------
     Total....................................................  $  261,487      $ 286,654      $ 180,130
                                                                ==========      =========      =========

NOTE 17--MAJOR CUSTOMERS AND FOREIGN OPERATIONS

         Due to the nature of the Company's business, contracts are generally nonrecurring. For the years ended December 31, 1997, 1998 and 1999, no single customer accounted for 10% of revenues. Financial data by geographical area is as follows:

                                       1997        1998         1999
                                     ---------   ---------    ---------
Revenues:
         United States               $ 308,765   $ 319,493    $ 248,674
         Canada                             --       8,141       14,350
         England                         5,233       5,091        4,517
         Germany                         7,749       2,954        7,192
         Singapore                       6,364       4,296        2,658
         Australia                       7,488       2,819        3,026
                                     ---------   ---------    ---------
                                     $ 335,599   $ 342,794    $ 280,417
                                     =========   =========    =========

Operating profit (loss):
         United States               $   6,305   $   9,134    $ (47,113)
         Canada                             --          48      (16,976)
         England                           219         356         (110)
         Germany                           490      (1,052)          42
         Singapore                         284          69          (29)
         Australia                         533          36           79
                                     ---------   ---------    ---------
                                     $   7,831   $   8,591    $ (64,107)
                                     =========   =========    =========

Identifiable assets:
         United States               $ 245,847   $ 242,149    $ 147,950
         Canada                             --      32,133       17,814
         England                         2,985       3,937        3,615
         Germany                         7,732       4,972        7,552
         Singapore                       3,126       2,014        1,454
         Australia                       1,797       1,449        1,745
                                     ---------   ---------    ---------
                                     $ 261,487   $ 286,654    $ 180,130
                                     =========   =========    =========

         International sales accounted for approximately 8%, 4%, and 7% of total revenue in 1999, 1998 and 1997, respectively.

NOTE 18--UNAUDITED QUARTERLY FINANCIAL DATA

                                            First      Second        Third        Fourth
                                           Quarter     Quarter      Quarter      Quarter
                                          ---------   ---------    ---------    ---------
1999
Revenues                                  $  77,171   $  71,310    $  72,192    $  59,744
Net earnings (loss)                             961      (2,587)     (21,403)     (54,040)
Basic earnings (loss) per share                 .03        (.09)        (.76)       (1.91)
Diluted earnings (loss) per share               .03        (.09)        (.76)       (1.91)

1998
Revenues                                  $  83,683   $  91,210    $  81,092    $  86,809
Earnings (loss) from
   continuing operations                      3,853       3,694       (6,574)        (232)
Net earnings (loss)                           3,853       3,501       (7,304)        (232)
Basic earnings (loss) per share:
   from continuing operations                   .14         .13         (.23)        (.02)
   net earnings (loss)                          .14         .12         (.26)        (.01)
Diluted earnings (loss) per share:
   from continuing operations                   .14         .13         (.23)        (.02)
   net earnings (loss)                          .14         .12         (.26)        (.01)

NOTE 19--SUBSEQUENT EVENTS (UNAUDITED)

         At December 31, 1999, the Company had net assets of businesses held for sale of $34,491. During the first quarter of 2000, the Company concluded several transactions for the sale of such assets and received gross proceeds totaling $54.4 million. Proceeds received were used to reduce the Company's indebtedness under its credit facility. For all transactions except the sale of its HMT facility, the net proceeds received were equal to the assets' carrying value as of December 31, 1999. The following transactions were concluded during the quarter ended March 31, 2000.

         In January, the Company received $542 from the sale of substantially all of the assets of its Clinton and Provo facilities located in Texas and Utah, respectively.

         In January, the Company received $1,052 from the sale of a certain tract of land and improvements in Birmingham, Alabama.

         In February, the Company received $8,900 from the sale of certain assets and properties associated with its San Luis Obispo, California facility.

         In February, the Company received gross proceeds of $4,000 for the stock purchase sale of 100% of the issued and outstanding capital stock of Graver Manufacturing Co., Inc. to a newly formed entity owned 60% by an unaffiliated individual and 40% by the Company's Chairman of the Board. In connection with this transaction, Graver Manufacturing, was independently appraised. Management is of the opinion that the terms of this transaction were at least as favorable to the Company as could have been obtained from an unrelated third party.

         In March, the Company received gross proceeds of $40,000 from the sale of substantially all of the assets of its HMT operating unit. The Company realized a gain of approximately $14.1 million on this sale and the gain has been recorded in the Company's results of operations for the quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 2000.


                                          ITEQ, Inc.
                                          (Registrant)

                                           By: /s/ WILLIAM P. REID
                                              --------------------------------
                                                   William P. Reid
                                               Chief Executive Officer,
                                               President and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the 14th day of April, 2000.

Signature                                                   Title
---------                                                   -----

----------------------------                                Director and Chairman of the Board
Mark E. Johnson

/s/ WILLIAM P. REID
----------------------------                                Chief Executive Officer, President and Secretary
William P. Reid

/s/ THOMAS N. AMONETT
----------------------------                                Director
Thomas N. Amonett


----------------------------                                Director
Pierre S. Melcher

/s/ JAMES L. RAINEY, JR.
----------------------------                                Director
James L. Rainey, Jr.


----------------------------                                Director
James A. Read

/s/ ROY RIMMER
----------------------------                                Director
Roy Rimmer

/s/ DONALD J. SCHORTGEN
----------------------------                                Chief Financial Officer and Assistant Secretary
Donald J. Schortgen

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

4.6         -  Warrant Agreement, dated November 18, 1996, between the
               Registrant and International Mezzanine Capital, B.V.
               ("Mezzanine"). (Filed as an exhibit to Form 8-K dated December 5,
               1996 and incorporated herein by reference).

4.7         -  Warrant Agreement dated November 18, 1996, between the Registrant and First Commerce Corporation ("First Commerce"). (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).

4.8         -  Registration Rights Agreement dated November 18, 1996, among the
               Registrant, Mezzanine, and First Commerce. (Filed as an exhibit to Form 8-K dated December 5, 1996 and incorporated herein by reference).

4.9         -  Warrant Agreement, dated April 24, 1996, between the Registrant and Sanders Morris Mundy, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

4.10        -  Warrant Agreement, dated December 1992, between Registrant and
               Pennsylvania Merchant Group, Ltd. (Filed as an exhibit to Form
               10-K for fiscal year ending March 31, 1993 and incorporated herein by reference).

4.11        -  Third Amendment to Revolving Credit Amendment, dated as of March
               26, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, B.A., as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to
               Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

4.12        -  Fourth Amendment to Revolving Credit Agreement, dated as of June
               16, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to
               Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.13       -  Fifth Amendment to Revolving Credit Agreement, dated as of July
               30, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and
               Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to
               Form 10-Q/A for the quarter ended September 30, 1999 and
               incorporated herein by reference).

 4.14       -  Sixth Amendment and Limited Waiver to Revolving Credit Agreement,
               dated as of September 3, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche Bank AG, as Documentation Agent.
               (Filed as an exhibit to Form 10-Q/A for the quarter ended
               September 30, 1999 and incorporated herein by reference).

4.15        -  Limited Waiver Regarding Disposition of Certain Assets and
               Certain Financial Covenants for the Revolving Credit Agreement, dated as of September 30, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

 4.16       -  Seventh Amendment to Revolving Credit Agreement, dated as of
               November 15, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

*4.17       -  Limited Waiver for the Revolving Disposition of Certain Assets
               for the Revolving Credit Agreement, dated as of November 23,
               1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche
               Bank AG, as Documentation Agent.

*4.18       -  Limited Waiver for the Revolving Credit Agreement, dated as of
               December 10, 1999 among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A. as Agent, and Deutsche Bank as Documentation Agent.

*4.19       -  Limited Waiver Regarding Certain Covenants and Disposition of
               Certain Assets for the Revolving Credit Agreement, dated as of
               January 24, 2000, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A. as Agent, and Deutsche Bank AG, as Documentation Agent.

*4.20       -  Limited Waiver and Eight Amendment to the Revolving Credit
               Agreement, dated as of April 3, 2000, among the Registrant, the
               Guarantors and various lending institutions including Fleet
               National Bank (f/k/a/ BankBoston, N.A.), as Agent, and Deutsche
               Bank AG, as Documentation Agent.

10.1        -  Plan and Agreement of Merger dated as of June 30, 1997, by and between the Registrant and Astrotech International Corporation
               ("Astrotech"). (Filed as Appendix A to the Joint Proxy
               Statement/Prospectus of the Registrant and Astrotech on October
               3, 1997 and incorporated herein by reference).

10.2        -  Stock Purchase Agreement dated as of April 30, 1997, by and
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

10.6        -  Purchase and Sale Agreement, dated as of the Effective Date (as defined therein), between Babel, Miller & Blackwell Partnership
               (the "Partnership") and the Registrant. (Filed as an exhibit to Form 8-K dated August 28, 1997 and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.7      -  First Amendment to Purchase and Sale Agreement, effective August
               13, 1997, among the Partnership, Beaumont Franklin Street
               Properties, L.L.C. ("BFSP"), Neches Street Properties, L.L.C.
               ("NSP") and the Registrant. (Filed as an exhibit to Form 8-K dated August 28, 1997 and incorporated herein by reference).

 *10.8      -  Agreement dated January 29, 1999 between the Registrant and
               William P. Reid.

 *10.9 First Amendment to Employment Agreement Between William P. Reid and ITEQ, Inc. dated March 20, 2000.

 10.10      -  Severance Agreement dated September 17, 1998, between Registrant and John Camardella. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

 10.11      -  Employment Agreement dated September 30, 1997 for Mark E.
               Johnson. (Filed as an exhibit to Form 10-Q for the quarter ended
               September 30, 1997 and incorporated herein by reference).

 10.12      -  Employment Agreement dated March 1, 1996, between the Registrant and Lawrance W. McAfee. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

 10.13      -  Employees Stock Purchase Plan, as amended, dated December 15,
               1994. (Filed as an exhibit to Form 10-K for year ended December
               31, 1994 and incorporated herein by reference).

 10.14      -  Director Stock Option Plan, as amended. (Plan filed as an exhibit
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

*10.23 Asset Purchase Agreement between HMT, Inc., as Buyer, ITEQ, Inc., as Parent and ITEQ Storage Systems, Inc., ITEQ Construction
               Services, Inc. and ITEQ Tank Services, Inc., as Sellers, dated
               January 28, 2000.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
*10.24      -  First Amendment to Asset Purchase Agreement between HMT, Inc., as
               Buyer, ITEQ, Inc., as Parent and ITEQ Storage Systems, Inc., ITEQ
               Construction Services, Inc. and ITEQ Tank Services, Inc., as
               Sellers, dated March 13, 2000.

*21.1       -  List of Subsidiaries of the Registrant.

*23.1       -  Consent of Arthur Andersen LLP.

*27         -  Financial Data Schedule.

---------------

*  Filed herewith.