Form 10-Q
period 2000-03-31
ITEQ INC
filed 2000-05-15
CIK 868755

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   28,262,048
             (Shares of common stock outstanding as of May 4, 2000)

                                   ITEQ, INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2000

                                                                         PAGE

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of  March 31, 2000
            (unaudited) and December 31, 1999                              3
         Consolidated Statements of Operations for the Three Months Ended
            March 31, 2000 (unaudited) and 1999 (unaudited)                4
         Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2000 (unaudited) and 1999 (unaudited)                5
         Notes to Consolidated Financial Statements (unaudited)            6

ITEM 2:  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              12

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       16

                                   ITEQ, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            MARCH 31,    DECEMBER 31,
                                                              2000          1999
                                                            ---------    ------------
         ASSETS                                            (unaudited)

CURRENT ASSETS
Cash and cash equivalents ...............................   $   2,121    $      5,287
Due on contracts and other receivables, net .............      28,402          25,072
Costs and estimated earnings in excess of
  billings on uncompleted contracts .....................      11,572          11,053
Inventories, net ........................................      11,087          12,425
Prepaid expenses, deposits and other assets .............       2,631           3,476
Assets of businesses held for sale ......................        --            53,211
                                                            ---------    ------------
      Total Current Assets ..............................      55,813         110,524
PROPERTY AND EQUIPMENT, NET .............................      21,428          21,890
OTHER ASSETS, NET .......................................      47,875          47,716
                                                            ---------    ------------
     TOTAL ASSETS .......................................   $ 125,116    $    180,130
                                                            =========    ============
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Long-term obligations classified as current .............      51,780         102,687
Accounts payable ........................................      15,084          11,349
Accrued liabilities:
    Job costs ...........................................       7,854           9,445
    Accrued compensation and benefits ...................       1,557           1,534
    Accrued expenses liabilities ........................      11,142           9,427
Billings in excess of costs and estimated
  earnings on uncompleted contracts .....................         757           1,806
Liabilities of businesses held for sale .................        --            18,720
                                                            ---------    ------------
              Total Current Liabilities .................      88,174         154,968
                                                            =========    ============
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01par value; 1,000 shares
     authorized; no shared issued or outstanding ........        --              --
Common stock, $.001 par value; 40,000 shares
     authorized; 28,401 and 28,350 shares issued at March
     31, 2000 and December 31, 1999, respectively .......          28              28
Treasury stock, at cost, 139 shares .....................      (1,000)         (1,000)
Additional paid-in capital ..............................     131,717         131,637
Retained earnings (deficit) .............................     (92,811)       (104,895)
Accumulated comprehensive loss ..........................        (992)           (608)
                                                            ---------    ------------
             Total Stockholders' Equity .................      36,942          25,162
                                                            ---------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY ..........................................   $ 125,116    $    180,130
                                                            =========    ============

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 --------------------
                                                                   2000        1999
                                                                 --------    --------
Revenues .....................................................   $ 50,773    $ 77,171

Costs and Operating Expenses:
    Cost of revenues .........................................     42,801      64,751
    Selling, general and administrative expenses .............      6,724       9,672
    Depreciation and amortization ............................      1,311       1,918
    Merger, acquisition and strategic charges ................       --         2,031
    Net gain on sales of assets...............................    (14,604)     (4,156)
                                                                 --------    --------
        Total Costs and  Operating Expenses ..................     36,232      74,216
                                                                 --------    --------
  Income from Operations .....................................     14,541       2,955

Other Income (Expense)
    Interest, net ............................................     (2,462)     (2,396)
    Other ....................................................          5         180
                                                                 --------    --------
Income before Income Tax .....................................     12,084         739
    Income Tax Expense (Benefit) .............................       --          (222)
                                                                 --------    --------
Net earnings .................................................   $ 12,084    $    961
                                                                 ========    ========
Earnings per share:
Basic earnings per share .....................................   $    .43    $    .03
                                                                 ========    ========
Basic Weighted Average Shares Outstanding ....................     28,244      28,178
                                                                 ========    ========
Diluted earnings per share ...................................   $    .43    $    .03
                                                                 ========    ========
Diluted Weighted Average Common and Common
     Equivalent Shares Outstanding ...........................     28,296      28,184
                                                                 ========    ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .........................................    $ 12,084     $    961
Adjustments to reconcile net earnings to net cash
   provided (used) by operating activities:
    Depreciation and amortization ....................       1,311        1,918
    Provision (Benefit) for deferred income taxes ....        --           (505)
    Net gain on sales of assets ......................     (14,604)      (4,156)
    Other ............................................        (111)         165
    Changes in assets and liabilities, net of
      effects of dispositions:
    Due on contracts and other receivables, net ......      (3,372)       3,600
      Inventories, net ...............................       1,321        5,778
    Costs and estimated earnings in excess of
      billings on uncompleted contracts ..............        (714)       5,165
    Prepaid expenses, deposits and other assets ......         804           85
    Assets of businesses held for sale ...............       5,950          715
    Accounts payable and accrued liabilities .........       4,107       (8,534)
    Billings in excess of costs and estimated
      earnings on uncompleted contracts ..............      (1,048)         556

      Liabilities of businesses held for sale ........      (8,396)        (594)
                                                          --------     --------
      Net cash provided (used) by operating
        activities ...................................      (2,668)       5,154
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment .................         (97)      (1,247)

 Net proceeds from asset dispositions ................      50,463       13,206
                                                          --------     --------
         Net cash provided by investing
           activities ................................      50,366       11,959
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments under line of credit .................     (50,907)     (15,571)
 Proceeds from exercise of stock options and
   warrants ..........................................          79          148
                                                          --------     --------
      Net cash used by financing activities ..........     (50,828)     (15,423)
                                                          --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............         (36)         (34)
                                                          --------     --------
      Net increase (decrease) in cash and
        cash equivalents .............................      (3,166)       1,656

 Cash and cash equivalents, beginning of period ......       5,287        5,784
                                                          --------     --------
 Cash and cash equivalents, end of period ............    $  2,121     $  7,440
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

      In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999.

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

      The Company's comprehensive income was as follows:

                                                            Three Months
                                                           Ended March 31,
                                                      --------------------------
                                                        2000              1999
                                                      --------          --------

Net income ..................................         $ 12,084          $    961
Foreign currency translation
  adjustments ...............................             (384)               70
                                                      --------          --------
     Comprehensive income ...................         $ 11,700          $  1,031
                                                      ========          ========

                                   ITEQ, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 - LONG TERM OBLIGATIONS

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

      The Company's credit facility requires the Company to maintain certain levels of net earnings before interest, taxes and depreciation and amortization ("EBITDA"), interest coverage, working capital and stockholders' equity and contains other restrictive covenants. Additionally, the credit facility limits the ability of the Company to incur additional indebtness, to pay dividends or to make acquisitions and certain investments. As of December 31,1999 and through April 3, 2000, the Company was not in compliance with certain financial covenants of its loan agreement. As a result, the Company has classified as current the amounts outstanding under its credit facility as of December 31, 1999 and March 31, 2000 as, under the terms of the credit facility, balances borrowed are due and payable if the event of default is not remedied within a specified time period.

      The Company and its lenders entered into a Limited Waiver and Eighth Amendment to Revolving Credit Agreement on April 3, 2000 which waived compliance with certain financial covenants in the credit facility through June 29, 2000. Additional provisions require that the capital expenditures may not exceed $1.0 million during the first six months of 2000. The Company believes this amount to be adequate in support of anticipated capital expenditure needs. The Limited Waiver and Eighth Amendment provides for a total commitment of approximately $58.0 million with a maximum borrowing capacity of $54.4 million, governed by a borrowing base calculation. The facility bears interest at the Base Rate plus the Applicable Margin, as defined. At March 31, 2000 and December 31, 1999, the balances outstanding were $51,780 and $102,687, respectively. Balances outstanding at March 31, 2000 and December 31, 1999 bore interest at a rate of 10.25% and 9.8%, respectively. The Company used the net proceeds from the sale of assets and businesses to reduce its indebtedness under its credit facility during the three-month period ended March 31, 2000.

      In connection with the Limited Waiver and Eighth Amendment to the Revolving Credit Facility, the Company agreed among other things, to retain an investment banking firm to assist it in reviewing restructuring alternatives. It is uncertain whether any such efforts to restructure the Company will be successful.

      The Company believes that based on its current levels of business, that it can comply with the various financial covenants in the Limited Waiver and Eighth Amendment and that cash generated from operations, existing cash balances and the available borrowing capacity under its credit facility will be sufficient to meet the anticipated cash requirements of the Company through June 29, 2000, the expiration of the Limited Waiver. In the event that the Limited Waiver and Eighth Amendment expires before the Company is able to restructure the credit facility or unless additional waivers are obtained, the ability of the Company to continue as a going concern may be jeopardized.

                                   ITEQ, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (In thousands, except per share amounts)

NOTE 3 - DUE ON CONTRACTS AND OTHER RECEIVABLES, NET

      At March 31, 2000 and December 31, 1999 due on contracts and other receivables consists of the following:

                                                       MARCH 31,   DECEMBER 31,
                                                         2000          1999
                                                       --------    ------------
Billings on completed contracts and
  contracts in progress ............................   $ 28,531    $     25,256
Retained contract receivables ......................        575             431
Allowance for doubtful accounts ....................       (704)           (615)
                                                       --------    ------------
      Due on contracts and other receivables,
        net ........................................   $ 28,402    $     25,072
                                                       ========    ============

NOTE 4 - INVENTORIES, NET

      Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, labor, overhead and purchased parts and are valued at the lower of cost or market. The Company accrues certain open purchase orders as the Company would incur substantial expense to cancel such purchase orders. These amounts are included in work in progress inventory. Cost is determined by the average cost method for materials and the first-in, first-out (FIFO) method for purchased parts. Inventories at March 31, 2000 and December 31, 1999, consisted of the following:

                                                       MARCH 31,   DECEMBER 31,
                                                         2000          1999
                                                       --------    ------------
Raw materials ......................................   $  3,021    $      3,005
Work in progress ...................................      7,795           9,070
Finished goods .....................................        535             604
                                                       --------    ------------
                                                         11,351          12,679
Less: Allowance for obsolete inventory .............       (264)           (254)
                                                       --------    ------------
              Inventories, net .....................   $ 11,087    $     12,425
                                                       ========    ============


NOTE 5 - OTHER ASSETS, NET

      For the year ended December 31, 1999, the Company recorded a write down of $21,556 for impairment of the carrying value of goodwill related to G.L.M. Tanks and Equipment, Ltd. and Exell, Inc. The Company modifies the life and/or carrying amount of an acquired intangible if an impairment is identified.

                                   ITEQ, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (In thousands, except per share amounts)

      At March 31, 2000 and December 31, 1999, other assets consist of the following:

                                                       March  31,  December 31,
                                                          2000         1999
                                                       ---------   ------------
Excess of costs over net assets acquired,
  net of accumulated amortization of
  $27,833 and $27,435 at March 31, 2000
  and December 31, 1999, respectively ..............   $  32,595   $     32,993
Licenses, trademarks and tradenames, net of
  accumulated amortization of $3,016 and
  $2,857 at March 31, 2000 and December 31,
  1999, respectively ...............................      14,241         14,405
Note Receivable ....................................       1,000           --
Other ..............................................          39            318
                                                       ---------   ------------
               Total ...............................   $  47,875   $     47,716
                                                       =========   ============


NOTE 6 - BUSINESS DISPOSITIONS

      During the first quarter of 2000, the Company concluded several sales of its assets and businesses as part of its debt reduction initiative and received gross proceeds totaling $53,863. Proceeds received were used to reduce the Company's indebtedness under its credit facility. The following transactions were concluded during the quarter ended March 31, 2000.

      In January 2000, the Company received $575 from the sale of substantially all of the assets of its Clinton and Provo facilities located in Texas and Utah, respectively, and $1,052 from the sale of certain tracts of land and improvements in Birmingham, Alabama. The Company realized a gain of $109 on these sales and the gain has been recorded in net gain on sales of assets in the Company's results of operations for the quarter ended March 31, 2000.

      In February 2000, the Company received gross proceeds of $8,900 from the sale of certain assets and properties associated with its San Luis Obispo, California facility. Approximately $400 of the gross proceeds received is currently held in escrow. The Company realized a loss of $140 on this sale and the loss has been recorded in net gain on sales of assets in the Company's results of operations for the quarter ended March 31, 2000.

      In February 2000, the Company received gross proceeds of $4,000, in the form of cash of $3,000 and a promissory note for $1,000, for the sale of 100% of the issued and outstanding capital stock of Graver Manufacturing Co., Inc. ("Graver") to a newly formed entity owned 35% by an unaffiliated individual and 65% by the Company's Chairman of the Board. The Company realized a gain of $263 on this sale and the gain has been recorded in net gain on sales of assets in the Company's results of operations for the quarter ended March 31, 2000. In connection with this transaction, Graver was independently appraised. Management is of the opinion that the terms of this transaction were at least as favorable to the Company as could have been obtained from an unrelated third party.

                                   ITEQ, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (In thousands, except per share amounts)

      In March 2000, the Company received gross proceeds of $40,000, less a working capital adjustment of $664, from the sale of substantially all of assets of its HMT operating unit. Approximately $2,000 of the gross proceeds is currently held in escrow. The Company realized a gain of $14,371 on this sale and the gain has been recorded in net gain on sales of assets in the Company's results of operations for the quarter ended March 31, 2000.

      In March 1999, the Company sold the assets of Texoma Tank Company, its tank leasing operation, for $13,956 (consisting of $13,206 in cash and $750 in a short-term note receivable (subject to certain post-closing adjustments)), resulting in a pre-tax gain of $4,156 which is included in gain on sales of assets in the accompanying statements of operations for the quarter ended March 31, 1999. Proceeds from the sale were used to reduce the Company's bank borrowings.

NOTE 7 - MERGER, ACQUISITION AND STRATEGIC CHARGES

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

                                   ITEQ, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8 - SEGMENT REPORTING

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Revenue from external customers
   Storage .........................................   $   20,054    $   41,009
   Process .........................................       21,837        28,439
   Filtration ......................................        8,882         7,723
                                                       ----------    ----------
     Total .........................................   $   50,773    $   77,171
                                                       ==========    ==========
Depreciation and amortization
   Storage .........................................   $      438    $    1,133
   Process .........................................          574           676
   Filtration ......................................          278            92
   Other ...........................................           21            17
                                                       ----------    ----------
     Total .........................................   $    1,311    $    1,918
                                                       ==========    ==========
Operating profit (loss)
   Storage .........................................   $   15,230    $    4,902
   Process .........................................          164           967
   Filtration ......................................           65           (93)
   Other ...........................................         (918)       (2,821)
                                                       ----------    ----------
     Total .........................................   $   14,541    $    2,955
                                                       ==========    ==========
Earnings (Loss) from operations before
   income tax provision (benefit)
   Storage .........................................   $   15,213    $    5,042
   Process .........................................          164           951
   Filtration ......................................           90          (279)
   Other ...........................................       (3,383)       (4,975)
                                                       ----------    ----------
     Total .........................................   $   12,084    $      739
                                                       ==========    ==========


                                           AS OF MARCH 31,   AS OF DECEMBER 31,
                                                2000               1999
                                           ---------------   ------------------
Identifiable assets
   Storage .............................   $        28,041               73,188
   Process .............................            61,503               68,464
   Filtration ..........................            28,368               28,988
   Other ...............................             7,204                9,490
                                           ---------------   ------------------
     Total .............................   $       125,116   $          180,130
                                           ===============   ==================


The Company does not have material intersegment revenues.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

GENERAL

      Since its inception in 1990 through 1998, the Company experienced substantial growth through numerous acquisitions, culminating with the acquisition of G.L.M. Tanks and Equipment, Ltd, ("GLM") in June of 1998. However, beginning in 1997 and continuing through the first quarter of 2000, the Company has undergone a restructuring and debt reduction program during which certain low-margin operations were liquidated and several storage tank operations businesses were sold.

      The Company's results of operations are affected by certain conditions outside the Company's control, including overall industrial economic conditions and specifically the demand for hydrocarbon processing products and services.

      In September 1998, management adopted a plan to discontinue the Company's filtration operations. However, in September 1999, it was determined by management that it was in the best interest of its shareholders to continue those operations. Accordingly, the filtration operations have been reconsolidated for financial reporting purposes. Management has implemented a plan to restructure the filtration operations and believes that the markets for its products are improving. During the first quarter of 2000, significant increases in the profitability of the Company's foreign filtration operations were achieved; however domestic filtration operations continue to be below historical levels.

      In the fourth quarter of 1999, the Company adopted a debt reduction initiative and planned to dispose of several businesses and assets. At the end of the first quarter of 2000, substantially all such planned transactions have been completed. During the period from September 30, 1999 through March 31, 2000, the Company has reduced its outstanding debt from $106,325 to $51,780.

      The Company records most of its revenues using the percentage-of-completion method. Under this method, the Company recognizes as revenues that portion of the total contract price, which the cost of work completed to date bears to the estimated total cost of the work included in the contract. Because contracts may extend over more than one fiscal period, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Contract costs include all direct material, labor and subcontracting costs and those indirect costs related to contract performance, such as supplies, tools and repairs.

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

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

      REVENUES

      For the first quarter of 2000, total revenues of $50,773 represented a decrease of $26,398, or 34%, as compared to revenues of $77,171 for the first quarter of 1999. Businesses sold or liquidated accounted for decreases of $26,626. The remaining net increase of $228 represents a decrease of $4,374 for process equipment operations, which was more than offset by increases for filtration operations of $1,159 and storage tank operations of $3,443.

      COST OF REVENUES

      For the first quarter of 2000, cost of revenues decreased by $21,950, or 34%, to $42,801 from $64,751 for the first three months of 1999. Businesses sold or liquidated caused decreases of $22,702. Of the remaining net increase of $752, decreases for process equipment operations of $2,658 were more than offset by increases for filtration operations of $956 and storage tank operations of $2,454.

      GROSS PROFIT

      The Company's gross profit, defined as revenues less cost of revenues, decreased from $12,420 for the first quarter of 1999 to $7,972 for the first quarter of 2000. Businesses sold or liquidated represented $3,924 of the total decrease of $4,448. The Company's remaining storage tank operations, consisting primarily of GLM, reflected an increase of $989 for the 2000 quarterly period, primarily as a result of increased business associated with higher oil prices. Filtration operations reflected an increase of $203 in the 2000 period as increased business for wet scrubbers in the foreign markets more than offset decreases in the domestic market. The Company's remaining process equipment operations, consisting primarily of the Ohmstede business unit, reflected a decrease in gross profit of $1,716 for the 2000 quarterly period as the market for new heat exchangers continues to be very weak.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

      For the first three months of 2000, SG&A expenses totaled $6,724 and represented 13% of revenues. For the first quarter of 1999, SG&A expenses were $9,672 and represented 13% of revenues. Of the total decrease of $2,948, businesses sold or liquidated comprised $2,238 of the total, and the remaining decrease was primarily attributable to personnel reductions.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization for the quarter ended March 31, 2000 was $1,311 as compared to $1,918 for the comparable period in 1999. The decrease of $607 was primarily attributable to assets sold in the fourth quarter of 1999 and the first quarter of 2000.

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

      NET GAIN ON SALES OF ASSETS

      In the first quarter of 2000, the Company recognized a gain of $14,604 for the sale of businesses and assets. This amount was comprised primarily of a gain of $14,371 related to the sale of the HMT operating unit and a gain of $263 related to the sale of the Graver unit.

      In the first quarter of 1999, the Company sold the assets of Texoma Tank Company and recognized a gain of $4,156.

      INTEREST EXPENSE, NET

      Interest expense for the three months ended March 31, 2000, increased $66 to $2,462 from $2,396 in 1999. The increase in interest expense is a result of a decrease attributable to lower average debt balances which has been more than offset by higher interest rates.

      INCOME TAXES

      For the first quarter of 2000, the Company did not record a provision for income taxes due to the Company's net operating loss position which, for tax reporting purposes, totaled approximately $35,000 as of December 31, 1999. For financial reporting purposes, a valuation allowance has been recorded to fully offset the Company's deferred tax assets as of December 31, 1999 and March 2000.

      LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, the Company's cash position was $2,121 compared with $5,287 at December 31, 1999. At March 31, 2000, the Company had a net working capital deficit of $32,361, as compared to a net working capital deficit of $44,444 at December 31,1999. However, such working capital amounts are not indicative of traditional or future results due to (1) the inclusion at December 31,1999 in current assets of property, equipment and intangibles held for sale, and (2) the classification of the Company's long-term obligations as current liabilities due to debt compliance issues.

      The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. The Company's operating activities consumed $2,668 in cash during the three months ended March 31, 2000.

      The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases and indebtedness. The Company's general working capital requirements consist of salary costs and related overhead and the purchase price of materials and components, and may also include subcontract costs incurred prior to the receipt of corresponding progress payments under the contract with respect to which such costs are incurred.

      In connection with the October 1997 merger with Astrotech, ITEQ refinanced its and Astrotech's existing credit facilities under a new non-amortizing revolving credit facility which matures in October 2002. The facility bears interest, at ITEQ's option, at BankBoston, N.A.'s (BankBoston") customary base rate or at BankBoston's Eurodollar rate plus, in either case, an agreed upon margin ranging from 0% to 1.25% for the applicable base rate margin, and from 2.0% to3.25% for the applicable Eurodollar rate margin. This credit facility is secured by substantially all of the assets of ITEQ, a pledge of 65% of the stock of each of ITEQ's material foreign subsidiaries, and a pledge of the stock of ITEQ's domestic subsidiaries and guarantees entered into by such domestic subsidiaries.

   The Company's credit facility requires the Company to maintain certain levels of net earnings before interest, taxes and depreciation and amortization ("EBITDA"), interest coverage, working capital and stockholders' equity and contains other restrictive covenants. Additionally, the credit facility limits the ability of the Company to incur additional indebtness, to pay dividends or to make acquisitions and certain investments. As of December 31, 1999 and through April 3, 2000, the Company was not in compliance with certain financial covenants of its loan agreement. As a result, the Company has classified as current the amounts outstanding under its credit facility as of December 31, 1999 and March 31, 2000 as, under the terms of the credit facility, balances borrowed are due and payable if the event of default is not remedied within a specified time period.

      The Company and its lenders entered into a Limited Waiver and Eighth Amendment to Revolving Credit Agreement on April 3, 2000 which waived compliance with certain financial covenants in the credit facility through June 29, 2000. Additional provisions require that the capital expenditures may not exceed $1.0 million during the first six months of 2000. The Company believes this amount to be adequate in support of anticipated capital expenditure needs. The Limited Waiver and Eighth Amendment provides for a total commitment of approximately $58.0 million with a maximum borrowing capacity of $54.4 million governed by a borrowing base calculation. The facility bears interest at the Base Rate plus the Applicable Margin, as defined. At March 31, 2000 and December 31, 1999, the balance outstanding was $51,780 and $102,687, respectively. Balances outstanding at March 31, 2000 and December 31, 1999 bore interest at a rate of 10.25% and 9.8%, respectively. The Company used the net proceeds from the sale of assets and businesses to reduce its indebtedness under its credit facility during the three-month period ended March 31, 2000.

      In connection with the Limited Waiver and Eighth Amendment to the Revolving Credit Facility, the Company agreed among other things, to retain an investment banking firm to assist it in reviewing restructuring alternatives. It is uncertain whether any such efforts to restructure the Company will be successful.

      The Company believes that based on its current levels of business, that it can comply with the various financial covenants in the Limited Waiver and Eighth Amendment and that cash generated from operations, existing cash balances and the available borrowing capacity under its credit facility will be sufficient to meet the anticipated cash requirements of the Company through June 29, 2000, the expiration of the Limited Waiver. In the event that the Limited Waiver and Eighth Amendment expires before the Company is able to restructure the credit facility or unless additional waivers are obtained, the ability of the Company to continue as a going concern may be jeopardized.

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

      INTEREST RATE RISK. Based on the Company's overall interest rate exposure during the three months ended March 31, 2000, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operations or cash flows. A 10% change in the rate of interest would not have a material effect on the Company's financial position, results of operations or cash flows.

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

                          PART II --- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:

*27 --     Financial Data Schedule.

-------------
*      Filed herewith.

(B)   REPORTS ON FORM 8-K.

      The Company filed a report on Form 8-K dated February 1, 2000 related to the sale of its HMT operating unit.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ITEQ, INC.

      Date:  May 15, 2000          /s/ WILLIAM P. REID
                                       William P. Reid
                                       Chief Executive Officer, President
                                       and Secretary

      Date:  May 15, 2000          /s/ DONALD E DUNMIRE
                                       Donald E. Dunmire
                                       Corporate Controller, Treasurer
                                       and Assistant Secretary