Form 10-Q
period 2000-06-30
ITEQ INC
filed 2000-08-14
CIK 868755

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

                                   28,265,744

            (Shares of common stock outstanding as of August 9, 2000)

                                   ITEQ, INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2000

                                                                            PAGE

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of  June 30, 2000 (unaudited)
           and December 31, 1999                                              3
         Consolidated Statements of Operations for the Three and Six
            Months Ended June 30, 2000 (unaudited) and 1999 (unaudited)       4
         Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2000 (unaudited) and 1999 (unaudited)                    5
         Notes to Consolidated Financial Statements (unaudited)               6

ITEM 2:  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 13

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          19

                                   ITEQ, INC.
                           CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

                                                                                                    JUNE 30,         DECEMBER 31,
                                                                                                      2000               1999
                                                                                                 ---------------    ---------------
                                                         ASSETS                                    (UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents ....................................................................   $         4,554    $         5,287
Due on contracts and other receivables, net ..................................................            12,100             13,044
Costs and estimated earnings in excess of billings on
     uncompleted contracts ...................................................................             4,338              3,851
Inventories, net .............................................................................             5,748              8,084
Prepaid expenses, deposits and other assets ..................................................             1,507              2,477
Assets of businesses held for sale ...........................................................            53,046            106,159
                                                                                                 ---------------    ---------------
           Total Current Assets ..............................................................            81,293            138,902
PROPERTY AND EQUIPMENT, NET ..................................................................            10,934             11,321
OTHER ASSETS, NET ............................................................................            28,568             28,377
                                                                                                 ---------------    ---------------

     TOTAL ASSETS ............................................................................   $       120,795    $       178,600
                                                                                                 ===============    ===============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Long-term obligations classified as current ..................................................            53,273            102,687
Accounts payable .............................................................................             8,353              6,641
Accrued liabilities:
    Job costs ................................................................................             2,797              4,684
    Accrued compensation and benefits ........................................................               810                952
    Accrued expenses .........................................................................             5,266              5,368
Billings in excess of costs and estimated earnings on
    uncompleted contracts ....................................................................               196              1,279
Liabilities of businesses held for sale ......................................................            15,014             31,827
                                                                                                 ---------------    ---------------
              Total Current Liabilities ......................................................            85,709            153,438
                                                                                                 ===============    ===============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares
     authorized; no shares issued or outstanding .............................................              --                 --
Common stock, $.001 par value; 40,000 shares authorized;
     28,405 and 28,350 shares issued at June 30, 2000 and
December 31, 1999, respectively ..............................................................                28                 28
Treasury stock, at cost, 139 shares ..........................................................            (1,000)            (1,000)
Additional paid-in capital ...................................................................           131,727            131,637
Retained earnings (deficit) ..................................................................           (94,295)          (104,895)
Accumulated comprehensive loss ...............................................................            (1,374)              (608)
                                                                                                 ---------------    ---------------
             Total Stockholders' Equity ......................................................            35,086             25,162
                                                                                                 ---------------    ---------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................................   $       120,795    $       178,600
                                                                                                 ===============    ===============

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                        JUNE 30,
                                                                    ----------------------------    ----------------------------
                                                                        2000            1999            2000            1999
                                                                    ------------    ------------    ------------    ------------
Revenues .......................................................... $     37,606    $     71,311    $     88,379    $    148,482

Costs and Operating Expenses:
   Cost of revenues ...............................................       31,724          61,788          74,525         126,539
   Selling, general and administrative expenses ...................        4,970           8,773          11,694          18,445
   Depreciation and amortization ..................................          969           2,057           2,280           3,975
   Merger, acquisition  and strategic charges .....................         --               707            --             2,738
   Gain on sales of assets, net ...................................          (28)           --           (14,632)         (4,156)
                                                                    ------------    ------------    ------------    ------------

         Total Costs and Operating Expenses .......................       37,635          73,325          73,867         147,541

Income (Loss) from Operations .....................................          (29)         (2,014)         14,512             941

Other Income (Expense):
   Interest expense, net ..........................................       (1,435)         (2,093)         (3,897)         (4,489)
   Other ..........................................................          (20)             34             (15)            214
                                                                    ------------    ------------    ------------    ------------

Income (Loss) before Income Tax ...................................       (1,484)         (4,073)         10,600          (3,334)

Income Tax Expense (Benefit) ......................................         --            (1,486)           --            (1,708)
                                                                    ------------    ------------    ------------    ------------

Net earnings (loss) ............................................... $     (1,484)   $     (2,587)   $     10,600    $     (1,626)
                                                                    ============    ============    ============    ============

Basic earnings (loss) per share ...................................      $ .(05)    $       (.09)   $        .38    $       (.06)
                                                                    ============    ============    ============    ============

Basis weighted average shares outstanding .........................       28,262          28,193          28,253          28,185
                                                                    ============    ============    ============    ============

Diluted earnings (loss) per share ................................. $       (.05)   $       (.09)   $        .38    $       (.06)
                                                                    ============    ============    ============    ============


Diluted weighted average shares and equivalent shares outstanding .       28,262          28,193          28,255          28,185
                                                                    ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)
                                   (UNAUDITED)

                                                                                                         SIX MONTHS ENDED
                                                                                                             JUNE 30,
                                                                                                -----------------------------------
                                                                                                     2000                1999
                                                                                                ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) ........................................................................    $        10,600     $        (1,626)
Adjustments to reconcile net earnings to net cash
   provided (used) by operating activities:
   Depreciation and amortization ...........................................................              2,280               3,975
    Provision (Benefit) for deferred income taxes ..........................................               --                (2,151)
    Net gain on sales of assets ............................................................            (14,632)             (4,156)
    Other ..................................................................................               (436)                339
    Changes in operating assets and liabilities, net of effects of dispositions:
        Due on contracts and other receivables, net ........................................                449               8,932
        Costs and estimated earnings in excess of billings on
          uncompleted contracts ............................................................               (217)              6,883
        Inventories, net ...................................................................              2,584               7,458
        Prepaid expenses, deposits and other assets ........................................              1,160                (460)
        Assets of businesses held for sale .................................................              5,963              (4,069)
        Accounts payable and accrued liabilities ...........................................                 33              (9,608)
        Billings in excess of costs and estimated earnings on
          uncompleted contracts ............................................................             (1,158)                556
        Liabilities of businesses held for sale ............................................             (8,396)              1,962
                                                                                                ---------------     ---------------
        Net cash provided (used) by operating activities ...................................             (1,770)              8,035
                                                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment .......................................................               (107)             (2,477)
 Net proceeds from asset dispositions ......................................................             50,517              13,206
                                                                                                ---------------     ---------------
        Net cash provided by investing activities ..........................................             50,410              10,729
                                                                                                ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments under line of credit .......................................................            (49,414)            (18,194)
 Proceeds from exercise of stock options and warrants ......................................                 90                 152
                                                                                                ---------------     ---------------
        Net cash used by financing activities ..............................................            (49,324)            (18,042)
                                                                                                ---------------     ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................................................                (49)                 59
                                                                                                ---------------     ---------------

        Net increase (decrease) in cash and cash equivalents ...............................               (733)                781
 Cash and cash equivalents, beginning of period ............................................              5,287               5,784
                                                                                                ---------------     ---------------
 Cash and cash equivalents, end of period ..................................................    $         4,554     $         6,565
                                                                                                ===============     ===============

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

NOTE 1 - RECENT EVENTS

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

      Volatility in oil prices and the oversupply of certain commodity chemicals during 1998 and 1999 have adversely effected many of the Company's customers in the refining and petrochemical industries. Beginning in 1998 and continuing into 2000, certain of these customers deferred equipment purchases related to major projects, resulting in reduced demand for the Company's products and services. These factors have also increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits.

      As a result, in late 1999 and continuing through April 3, 2000, the Company failed to meet certain financial requirements of its credit facility. Consequently, in the fourth quarter of 1999, the Company adopted a debt reduction initiative and planned to dispose of several businesses and assets. At the end of the first quarter of 2000, substantially all such planned transactions had been completed. During the period from September 30, 1999 through June 30, 2000, the Company reduced its outstanding debt from $106,325 to $53,273.

      As of April 3, 2000 and subsequently on July 7, 2000, the Company and its lenders entered into Limited Waivers and amended the credit facility whereby compliance with certain financial covenants was waived through December 29, 2000. In connection with these waivers and amendments, the Company retained an investment banking firm to assist it in reviewing and implementing restructuring alternatives.

   On June 27, 2000, management adopted a plan to further reduce the Company's bank debt by selling its operating units in the storage tank and filtration business segments. As such, for balance sheet presentation, the assets and liabilities of the operating units in these segments have been reclassified as "held for sale" as of June 30, 2000 and December 31, 1999. In the event that the Limited Waiver and Ninth Amendment executed on July 7, 2000 expires before the Company is able to restructure the credit facility, or unless additional waivers are obtained, the ability of the Company to continue as a going concern may be jeopardized.

                                   ITEQ, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

NOTE 2 - BASIS OF PRESENTATION

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

      In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999.

      The unaudited consolidated financial statements include the accounts of ITEQ, Inc. and its wholly-owned subsidiaries ("ITEQ" or the "Company"). Significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period's consolidated financial statements to conform with the current period presentation.

      Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding including the dilutive effect of common stock equivalents. The only reconciling difference between the numerator and denominator for basic and diluted earnings per share is the impact of common stock options and warrants outstanding calculated using the treasury stock method. However, for all periods presented except the six month period ended June 30, 2000, common stock equivalents were not used in the calculation of diluted earnings per share, as their effect was antidilutive.

The Company's comprehensive income (loss) was as follows:

                                                                               THREE MONTHS                     SIX MONTHS
                                                                              ENDED JUNE 30,                   ENDED JUNE 30,
                                                                       ----------------------------    ----------------------------
                                                                           2000            1999            2000            1999
                                                                       ------------    ------------    ------------    ------------
Net income (loss) ..................................................   $     (1,484)   $     (2,587)   $     10,600    $     (1,626)
Foreign currency translation adjustments ...........................           (382)            641            (766)            711
                                                                       ------------    ------------    ------------    ------------
     Comprehensive income (loss) ...................................   $     (1,866)   $     (1,946)   $      9,834    $       (915)
                                                                       ============    ============    ============    ============

                                   ITEQ, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

NOTE 3 - LONG TERM OBLIGATIONS

      In October 1997, the Company refinanced its existing credit facilities under a non-amortizing revolving credit facility with various financial institutions, which matures in October 2002. As amended, the credit facility bears interest at Fleet National Bank's ("Fleet") (fka BankBoston, N.A.) Base Rate plus the Applicable Margin, as defined. This credit facility is secured by substantially all of the assets of ITEQ, a pledge of 65% of the stock of each of ITEQ's material foreign subsidiaries, and a pledge of the stock of ITEQ's domestic subsidiaries and guarantees entered into by such domestic subsidiaries.

      The Company's credit facility requires the Company to maintain certain levels of net earnings before interest, taxes and depreciation and amortization ("EBITDA"), interest coverage, working capital and stockholders' equity and contains other restrictive covenants. Additionally, the credit facility limits the ability of the Company to incur additional indebtness, to pay dividends or to make acquisitions and certain investments. As of December 31,1999 and through April 3, 2000, the Company was not in compliance with certain financial covenants of its loan agreement. As a result, the Company classified as current the amounts outstanding under its credit facility as of December 31, 1999 as, under the terms of the credit facility, balances borrowed are due and payable if the event of default is not remedied within a specified time period.

      The Company and its lenders entered into a Limited Waiver and Eighth Amendment to Revolving Credit Agreement on April 3, 2000 which waived compliance with certain financial covenants in the credit facility through June 29, 2000. On July 7, 2000, the Company and its lenders entered into a Limited Waiver and Ninth Amendment to Revolving Credit Agreement (the "Ninth Amendment") which waived compliance with certain financial covenants from June 29, 2000 through December 29, 2000. As such, the Company has classified as current the amounts outstanding under its credit facility as of June 30, 2000. The provisions of the Ninth Amendment require that capital expenditures may not exceed $750 during the last six months of 2000 and imposes a minimum level of EBITDA. The Company believes the amount of allowable capital expenditures to be adequate in support of anticipated capital expenditure needs and that the Company will be able to comply with the EBITDA requirement. The Ninth Amendment provides for a total commitment of approximately $56,200 with a maximum borrowing capacity of $54,400, governed by a borrowing base calculation. As required by the Ninth Amendment, the total commitment will be reduced by amounts that correspond to net proceeds realized from the sale of assets. At June 30, 2000 and December 31, 1999, the balances outstanding were $53,273 and $102,687, respectively. Balances outstanding at June 30, 2000 and December 31, 1999 bore interest at a rate of 10.25% and 9.8%, respectively. The Company used the net proceeds from the sale of assets and businesses to reduce its indebtedness under its credit facility during the six-month period ended June 30, 2000.

      As required by the Limited Waiver and Eighth Amendment, and subsequently the Ninth Amendment to the Revolving Credit Facility, the Company retained an investment banking firm to assist it in reviewing and subsequently executing restructuring alternatives. (see Note 1-Recent Events). It is uncertain whether any such efforts to restructure the Company will be successful.

      The Company believes that based on its current levels of business, that it can comply with the various financial covenants in the Ninth Amendment and that cash generated from operations, existing cash balances and the available borrowing capacity under its credit facility will be sufficient to meet the

                                   ITEQ, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

anticipated cash requirements of the Company through December 29, 2000, the expiration date of the Ninth Amendment. In the event that the Ninth Amendment expires before the Company is able to restructure the credit facility or unless additional waivers are obtained, the ability of the Company to continue as a going concern may be jeopardized.

NOTE 4 - DUE ON CONTRACTS AND OTHER RECEIVABLES, NET

      At June 30, 2000 and December 31, 1999, due on contracts and other receivables consists of the following:

                                                                                             JUNE 30, 2000        DECEMBER 31, 1999
                                                                                           ------------------    ------------------
Billings on completed contracts and contracts in progress ..............................   $           12,511    $           13,404
Retained contract receivables ..........................................................                 --                    --
Allowance for doubtful accounts ........................................................                 (411)                 (360)
                                                                                           ------------------    ------------------
              Due on contracts and other receivables, net ..............................   $           12,100    $           13,044
                                                                                           ==================    ==================

NOTE 5 - INVENTORIES, NET

      Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, labor, overhead and purchased parts and are valued at the lower of cost or market. The Company accrues certain open purchase orders as the Company would incur substantial expense to cancel such purchase orders. These amounts are included in work in progress inventory. Cost is determined by the average cost method for materials and the first-in, first-out (FIFO) method for purchased parts. Inventories at June 30, 2000 and December 31, 1999, consisted of the following:

                                                     JUNE 30,      DECEMBER 31,
                                                       2000            1999
                                                   ------------    ------------
Raw materials ..................................   $      1,104    $      1,108
Work in progress ...............................          4,819           7,151
                                                   ------------    ------------
                                                          5,923           8,259
Less: Allowance for obsolete inventory .........           (175)           (175)
                                                   ------------    ------------
              Inventories, net .................   $      5,748    $      8,084
                                                   ============    ============


NOTE 6 - OTHER ASSETS, NET

      For the year ended December 31, 1999, the Company recorded a write down of $21,556 for impairment of the carrying value of goodwill related to G.L.M. Tanks and Equipment, Ltd. and Exell, Inc. The Company modifies the life and/or carrying amount of an acquired intangible if an impairment is identified.

                                   ITEQ, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

      At June 30, 2000 and December 31, 1999, other assets consist of the following:

                                                                                                       JUNE 30,        DECEMBER 31,
                                                                                                         2000             1999
                                                                                                   ---------------   ---------------
Excess of costs over net assets acquired, net of accumulated amortization of $7,628 and $7,315 at June 30, 2000 and December 31, 1999,
    respectively ...............................................................................   $        21,605   $        21,917
Licenses, trademarks and trade names, net of accumulated amortization of
    $1,546 and $1,325 at June 30, 2000 and December 31, 1999,
    respectively ...............................................................................             5,962             6,183
Note Receivable from Related Party (see Note 7) ................................................             1,000              --
Other ..........................................................................................                 1               277
                                                                                                   ---------------   ---------------
               Total ...........................................................................   $        28,568   $        28,377
                                                                                                   ===============   ===============

NOTE 7 - BUSINESS DISPOSITIONS

      During the first six months of 2000, the Company concluded several sales of its assets and businesses as part of its debt reduction initiative and received gross proceeds totaling $53,863. Proceeds received were used to reduce the Company's indebtedness under its credit facility. The following transactions were concluded during the six months ended June 30, 2000.

      In January 2000, the Company received $575 from the sale of substantially all of the assets of its Clinton and Provo facilities located in Texas and Utah, respectively, and $1,052 from the sale of certain tracts of land and improvements in Birmingham, Alabama. The Company realized a gain of $109 on these sales and the gain has been recorded in net gain on sales of assets in the Company's results of operations for the six months ended June 30, 2000.

      In February 2000, the Company received gross proceeds of $8,900 from the sale of certain assets and properties associated with its San Luis Obispo, California facility. Approximately $400 of the gross proceeds received is currently held in escrow. The Company realized a loss of $140 on this sale and the loss has been recorded in net gain on sales of assets in the Company's results of operations for the six months ended June 30, 2000.

      In February 2000, the Company received gross proceeds of $4,000, in the form of cash of $3,000 and a promissory note for $1,000, for the sale of 100% of the issued and outstanding capital stock of Graver Manufacturing Co., Inc. to a newly formed entity owned 35% by an unaffiliated individual and 65% by the Company's Chairman of the Board. The Company realized a gain of $263 on this sale and the gain has been recorded in net gain on sales of assets in the Company's results of operations for the six months ended June 30, 2000. In connection with this transaction, Graver Manufacturing, was independently appraised. Management is of the opinion that the terms of this transaction were at least as favorable to the Company as could have been obtained from an unrelated third party.

                                   ITEQ, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

      In March 2000, the Company received gross proceeds of $40,000, less a working capital adjustment of $664, from the sale of substantially all of assets of its HMT operating unit. Approximately $2,000 of the gross proceeds is currently held in escrow. The Company realized a gain of $14,371 on this sale and the gain has been recorded in gain on sales of assets in the Company's results of operations for the six months ended June 30, 2000.

      Effective March 26, 1999, the Company sold the assets of Texoma Tank Company, its tank leasing operation, for $13,956 (consisting of $13,206 in cash and $750 in a short-term note receivable (subject to certain post-closing adjustments)), resulting in a pre-tax gain of $4,156 which is included in gain on sales of assets in the accompanying statements of operations for the six months ended June 30, 1999. Proceeds from the sale were used to reduce the Company's bank borrowings.

NOTE 8 - MERGER, ACQUISITION AND STRATEGIC CHARGES

      For the six months and quarter ended June 30, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $2,738 and $707, respectively. The charge included the costs, estimated as incremental jobs costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs including severance.

                                   ITEQ, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

NOTE 9 --SEGMENT REPORTING

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                 ------------------------------      ------------------------------
                                                                     2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------
Revenues
Storage ....................................................     $      6,999      $     39,164      $     26,918      $     80,173
Process ....................................................           18,182            24,722            40,046            53,161
Filtration .................................................           12,425             7,425            21,415            15,148
                                                                 ------------      ------------      ------------      ------------
   Total ...................................................     $     37,606      $     71,311      $     88,379      $    148,482
                                                                 ============      ============      ============      ============


Depreciation and amortization
  Storage ..................................................     $        175      $      1,210      $        617      $      2,343
  Process ..................................................              532               725             1,106             1,401
  Filtration ...............................................              246               106               524               198
  Other ....................................................               16                16                33                33
                                                                 ------------      ------------      ------------      ------------
     Total .................................................     $        969      $      2,057      $      2,280      $      3,975
                                                                 ============      ============      ============      ============


Income (Loss) from operations
  Storage ..................................................     $        492      $        391      $     15,986      $      5,217
  Process ..................................................             (216)               56              (314)            1,099
  Filtration ...............................................              559              (677)              624              (770)
  Other ....................................................             (864)           (1,784)           (1,784)           (4,605)
                                                                 ------------      ------------      ------------      ------------
     Total .................................................     $        (29)     $     (2,014)     $     14,512      $        941
                                                                 ============      ============      ============      ============


Income (Loss) before income tax
  Storage ..................................................     $        508      $        223      $     15,984      $      4,999
  Process ..................................................             (216)               58              (315)            1,085
  Filtration ...............................................              537              (881)              627            (1,160)
  Other ....................................................           (2,313)           (3,473)           (5,696)           (8,258)
                                                                 ------------      ------------      ------------      ------------
     Total .................................................     $     (1,484)     $     (4,073)     $     10,600      $     (3,334)
                                                                 ============      ============      ============      ============

                                                                              AS OF JUNE 30, 2000   AS OF DECEMBER 31, 1999
                                                                              --------------------   --------------------
Identifiable assets
   Storage ................................................................   $             25,816                 73,188
   Process ................................................................                 59,847                 68,039
   Filtration .............................................................                 30,735                 28,988
   Other ..................................................................                  4,397                  8,385
                                                                              --------------------   --------------------
             Total ........................................................   $            120,795   $            178,600
                                                                              ====================   ====================

                                    ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

GENERAL

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

      Volatility in oil prices and the oversupply of certain commodity chemicals during 1998 and 1999 have adversely effected many of the Company's customers in the refining and petrochemical industries. Beginning in 1998 and continuing into 2000, certain of these customers deferred equipment purchases related to major projects, resulting in reduced demand for the Company's products and services. These factors have also increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits.

      As a result, in late 1999 and continuing through April 3, 2000, the Company failed to meet certain financial requirements of its credit facility. Consequently, in the fourth quarter of 1999, the Company adopted a debt reduction initiative and plans to dispose of several businesses and assets. At the end of the first quarter of 2000, substantially all such planned transactions had been completed. During the period from September 30, 1999 through June 30, 2000, the Company reduced its outstanding debt from $106,325 to $53,273.

      As of April 3, 2000 and subsequently on July 7, 2000, the Company and its lenders entered into Limited Waivers and amended the credit facility whereby compliance with certain financial covenants was waived through December 29, 2000. In connection with these waivers and amendments, the Company retained an investment banking firm to assist it in reviewing and implementing restructuring alternatives.

   On June 27, 2000, management adopted a plan to further reduce its indebtedness by selling its operating units in the storage tank and filtration business segments. As such, for balance sheet presentation, the assets and liabilities of the operating units in these segments have been reclassified as "held for sale" as of June 30, 2000 and December 31, 1999. In the event that the Limited Waiver and Ninth Amendment ("Ninth Amendment") expires before the Company is able to restructure the credit facility, or unless additional waivers are obtained, the ability of the Company to continue as a going concern may be jeopardized.

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

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

      REVENUES

      For the second quarter of 2000, total revenues of $37,606 represented a decrease of $33,705, or 47%, as compared to revenues of $71,311 for the second quarter of 1999. Businesses sold or liquidated accounted for decreases of $38,900. The remaining net increase of $5,195 represents a decrease of $2,764 for process equipment operations, which was more than offset by increases for filtration operations of $5,000 and storage tank operations of $2,959.

      COST OF REVENUES

      For the second quarter of 2000, cost of revenues decreased by $30,064, or 49%, to $31,724 from $61,788 for the second three months of 1999. Businesses sold or liquidated accounted for decreases of $33,574. Of the remaining net increase of $3,510, decreases for process equipment operations of $2,276 were offset by increases for filtration operations of $3,723 and storage tank operations of $2,063.

      GROSS PROFIT

      The Company's gross profit, defined as revenues less cost of revenues, decreased from $9,522 for the second quarter of 1999 to $5,882 for the second quarter of 2000. Businesses sold or liquidated represented $5,326 of the total decrease of $3,640. The Company's remaining storage tank operations, consisting primarily of GLM, reflected an increase of $897 for the 2000 quarterly period, primarily as a result of increased business associated with higher oil prices. Filtration operations reflected an increase of $1,277 in the 2000 period as increased business for wet scrubbers in the foreign markets more than offset decreases in the domestic market. The Company's remaining process equipment operations, consisting primarily of the Ohmstede business unit, reflected a decrease in gross profit of $488 for the 2000 quarterly period as the market for new heat exchangers continues to be very weak.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

      For the second three-month period of 2000, SG&A expenses totaled $4,970 and represented 13% of revenues. For the second quarter of 1999, SG&A expenses were $8,773 and represented 12% of revenues. Of the total decrease of $3,803, businesses sold or liquidated accounted for $3,629 with the remaining decrease attributable to cost reduction programs initiated in late 1999 and 2000, primarily at the Ohmstede business unit.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization for the quarter ended June 30, 2000 was $969 as compared to $2,057 for the comparable period in 1999. The decrease of $1,088 was primarily attributable to assets sold in the last quarter of 1999 and the first quarter of 2000.

      MERGER, ACQUISITION AND STRATEGIC CHARGES

            For the three months ended June 30, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $707. These charges included the costs, estimated as incremental jobs costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs including severance.

      INTEREST EXPENSE, NET

      Interest expense for the quarter ended June 30, 2000, decreased $658 to $1,435 from $2,093 in 1999. The decrease in interest expense is primarily the result of lower average debt balances as proceeds from asset sales were used to reduce indebtedness. These savings have been partially offset by higher interest rates charged during 2000.

      INCOME TAXES

      The Company did not record a provision for income taxes due to the Company's net operating loss position which, for tax reporting purposes, totaled approximately $24,750 as of June 30, 2000. For financial reporting purposes, a valuation allowance has been recorded to fully offset the Company's deferred tax assets as of December 31, 1999 and June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

      REVENUES

      For the first half of 2000, total revenues of $88,379 represented a decrease of $60,103, or 40%, as compared to revenues of $148,482 for the first half of 1999. Businesses sold or liquidated accounted for decreases of $65,573. The remaining net increase of $5,470 represents a decrease of $7,112 for process equipment operations, which was more than offset by increases for filtration operations of $6,268 and storage tank operations of $6,314.

      COST OF REVENUES

      For the first half of 2000, cost of revenues decreased by $52,014, or 41%, to $74,525 from $126,539 for the first six months of 1999. Businesses sold or liquidated caused decreases of $56,470. Of the remaining net increase of $4,456, decreases for process equipment operations of $4,908 were more than offset by increases for filtration operations of $4,790 and storage tank operations of $4,574.

      GROSS PROFIT

      The Company's gross profit, defined as revenues less cost of revenues, decreased from $21,943 for the first half of 1999 to $13,854 for the first half of 2000. Businesses sold or liquidated represented $9,103 of the total decrease of $8,089. The Company's remaining storage tank operations, consisting primarily of GLM, reflected an increase of $1,740 for the 2000 period, primarily as a result of increased business associated with higher oil prices. Filtration operations reflected an increase of $1,478 in the

2000 period as increased business for wet scrubbers in the foreign markets more than offset decreases in the domestic market. The Company's remaining process equipment operations, consisting primarily of the Ohmstede business unit, reflected a decrease in gross profit of $2,204 for the 2000 semi-annual period as the market for new heat exchangers continues to be very weak.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

      For the first six months of 2000, SG&A expenses totaled $11,694 and represented 13% of revenues. For the first six months of 1999, SG&A expenses were $18,445 and represented 12% of revenues. Of the total decrease of $6,751, businesses sold or liquidated accounted for $5,738 of the total, with the remaining decrease attributable to cost reduction programs initiated in late 1999 and 2000, primarily in the Ohmstede business unit.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization for the six months ended June 30, 2000 was $2,280 as compared to $3,975 for the comparable period in 1999. The decrease of $1,695 was primarily attributable to asset writedowns at the end of 1999 and assets sold in the first quarter of 2000.

      MERGER, ACQUISITION AND STRATEGIC CHARGES

      For the six months ended June 30, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $2,738. These charges included the costs, estimated as incremental jobs costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs including severance.

      GAIN ON SALES OF ASSETS, NET

      In the first half of 2000, the Company recognized a gain of $14,632 for the sale of businesses and assets. This amount was comprised primarily of a gain of $14,371 related to the sale of the HMT operating unit and a gain of $263 related to the sale of the Graver unit.

      In the first half of 1999, the Company sold the assets of Texoma Tank Company and recognized a gain of $4,156.

      INTEREST EXPENSE, NET

      Interest expense for the six months ended June 30, 2000, decreased $592 to $3,897 from $4,489 in 1999. The decrease in interest expense is primarily the result of lower average debt balances as proceeds from asset sales were used to reduce indebtedness. These savings have been partially offset by higher interest rates charged in 2000.

      INCOME TAXES

      The Company did not record a provision for income taxes due to the Company's net operating loss position which, for tax reporting purposes, totaled approximately $24,750 as of June 30, 2000. For financial reporting purposes, a valuation allowance has been recorded to fully offset the Company's deferred tax assets as of December 31, 1999 and June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2000, the Company's cash position was $4,554 compared with $5,287 at December 31, 1999. The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. The Company's operating activities consumed $1,770 in cash during the six months ended June 30, 2000.

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

      In October 1997, the Company refinanced its existing credit facilities under a non-amortizing revolving credit facility with various financial institutions which matures in October 2002. As amended, this credit facility bears interest at Fleet National Bank's ("Fleet") (fka BankBoston, N.A.) Base Rate plus the Applicable Margin, as defined. This credit facility is secured by substantially all of the assets of ITEQ, a pledge of 65% of the stock of each of ITEQ's material foreign subsidiaries, and a pledge of the stock of ITEQ's domestic subsidiaries and guarantees entered into by such domestic subsidiaries.

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

      The Company and its lenders entered into a Limited Waiver and Eighth Amendment to Revolving Credit Agreement on April 3, 2000 which waived compliance with certain financial covenants in the credit facility through June 29, 2000. On July 7, 2000, the Company and its lenders entered into the Ninth Amendment which waived compliance with certain financial covenants from June 29, 2000 through December 29, 2000. As such, the Company classified as current, the amounts outstanding under its credit facility as of June 30, 2000. The provisions of the Ninth Amendment require that capital expenditures may not exceed $750 during the last six months of 2000 and imposes a minimum level of earnings before depreciation, interest and taxes. The Company believes the amount of allowable capital expenditures to be adequate in support of anticipated capital expenditure needs and that the Company will be able to comply with the minimum level of earnings requirement. The Ninth Amendment provides for a total commitment of approximately $56,200 with a maximum borrowing capacity of $54,400, governed by a borrowing base calculation. As required by the Ninth Amendment, the total commitment will be reduced by amounts that correspond to net proceeds realized from the sale of assets. At June 30, 2000 and December 31, 1999, the balance outstanding was $53,273 and $102,687, respectively. Balances outstanding at June 30, 2000 and December 31, 1999 bore interest at a rate of 10.25% and 9.8%, respectively. The Company used the net proceeds from the sale of assets and businesses to reduce its indebtedness under its credit facility during the six-month period ended June 30, 2000.

      As required by the Limited Waiver and Eighth Amendment and subsequently the Ninth Amendment to the Revolving Credit Facility, the Company retained an investment banking firm to assist it in reviewing and subsequently executing restructuring alternatives. It is uncertain whether any such efforts to restructure the Company will be successful.

      The Company believes that based on its current levels of business, that it can comply with the various financial covenants in the Ninth Amendment and that cash generated from operations, existing cash balances and the available borrowing capacity under its credit facility will be sufficient to meet the anticipated cash requirements of the Company through December 29, 2000, the expiration of the Ninth Amendment. In the event that the Ninth Amendment expires before the Company is able to restructure the credit facility or unless additional waivers are obtained, the ability of the Company to continue as a going concern may be jeopardized.

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

      INTEREST RATE RISK. Based on the Company's overall interest rate exposure during the six months ended June 30, 2000, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operations or cash flows. A 10% change in the rate of interest would not have a material effect on the Company's financial position, results of operations or cash flows.

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

                          PART II --- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)   EXHIBITS:

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 4.21* Limited Waiver and Ninth Amendment to the Revolving Credit Agreement, dated as of July 7, 2000, among the Registrant, the Guarantors and various lending institutions including Fleet National Bank (f/k/a/ BankBoston, N.A.), as Agent, and DeustcheBank AG, as Documentation Agent

10.24* Agreement dated May 1, 2000 between the Registrant and Douglas R. Harrington, Jr.

--------------------
* Filed herwith.

*27 --     Financial Data Schedule.
-------------
*      Filed herewith.

         (B)   REPORTS ON FORM 8-K.

         The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ITEQ, INC.

      Date:  August 14, 2000             _______________________________________
                                         William P. Reid
                                         President, Chief Executive Officer
                                         and Secretary

      Date:  August 14, 2000             _______________________________________
                                         Douglas R. Harrington, Jr.
                                         Vice President, Chief Financial Officer
                                         and Assistant Secretary