Form 10-Q
period 2000-09-30
ITEQ INC
filed 2000-11-14
CIK 868755

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 2000

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

                                   28,265,744
           (Shares of common stock outstanding as of November 9, 2000)

                                   ITEQ, INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2000


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of September 30, 2000 (unaudited)
            and December 31, 1999 ..........................................   3
         Consolidated Statements of Operations for the Three and Nine Months
            Ended September 30, 2000 (unaudited) and 1999 (unaudited) ......   4
         Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2000 (unaudited) and 1999 (unaudited) ............   5
         Notes to Consolidated Financial Statements (unaudited) ............   6

ITEM 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ................................  15

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........  22

ITEM 5  OTHER EVENTS .......................................................  23

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K ...................................  23

                                   ITEQ, INC.
                           CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     2000             1999
                                                                                 -------------    -------------
                                    ASSETS                                       (unaudited)
CURRENT ASSETS
Cash and cash equivalents ....................................................   $       3,057    $       5,287
Due on contracts and other receivables, net ..................................          10,962           13,044
Costs and estimated earnings in excess of billings on
     uncompleted contracts ...................................................           5,906            3,851
Inventories, net .............................................................           8,078            8,084
Prepaid expenses, deposits and other assets ..................................           1,337            2,477
Assets of businesses held for sale ...........................................          43,787          106,159
                                                                                 -------------    -------------
           Total Current Assets ..............................................          73,127          138,902
PROPERTY AND EQUIPMENT, NET ..................................................          10,969           11,321
OTHER ASSETS, NET ............................................................          28,312           28,377
                                                                                 -------------    -------------
     TOTAL ASSETS ............................................................   $     112,408    $     178,600
                                                                                 =============    =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Long-term obligations classified as current ..................................          54,271          102,687
Accounts payable .............................................................           8,296            6,641
Accrued liabilities:
    Job costs ................................................................           5,184            4,684
    Accrued compensation and benefits ........................................             792              952
    Accrued expenses .........................................................           3,878            5,368
Billings in excess of costs and estimated earnings on
    uncompleted contracts ....................................................             238            1,279
Liabilities of businesses held for sale ......................................          15,287           31,827
                                                                                 -------------    -------------
              Total Current Liabilities ......................................          87,946          153,438
                                                                                 -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000 shares
     authorized; no shares issued or outstanding .............................            --               --
Common stock, $.001 par value; 40,000 shares authorized;
     28,405 and 28,350 shares issued at September 30, 2000 and December 31,
     1999, respectively ......................................................              28               28
Treasury stock, at cost, 139 shares ..........................................          (1,000)          (1,000)
Additional paid-in capital ...................................................         131,727          131,637
Retained earnings (deficit) ..................................................        (104,347)        (104,895)
Accumulated comprehensive loss ...............................................          (1,946)            (608)
                                                                                 -------------    -------------
             Total Stockholders' Equity ......................................          24,462           25,162
                                                                                 -------------    -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $     112,408    $     178,600
                                                                                 =============    =============

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                  ------------------------    ------------------------
                                                      2000          1999          2000          1999
                                                  ----------    ----------    ----------    ----------
Revenues ......................................   $   35,923    $   72,191    $  124,302    $  220,673

Costs and Operating Expenses:
   Cost of revenues ...........................       30,168        64,914       104,693       191,453
   Selling, general and administrative expenses        4,817         9,225        16,511        27,670
   Depreciation and amortization ..............          950         2,542         3,230         6,517
   Impairment of assets held for sale .........       10,381        11,986        10,381        11,986
   Merger, acquisition and strategic charges ..         --              75          --           2,813
   Gain on sales of assets ....................       (2,030)         --         (16,662)       (4,156)
                                                  ----------    ----------    ----------    ----------
        Total Costs and Operating Expenses ....       44,286        88,742       118,153       236,283

Income (Loss) from Operations .................       (8,363)      (16,551)        6,149       (15,610)

Interest expense, net .........................       (1,654)       (2,369)       (5,551)       (6,858)
Miscellaneous income (expense), net ...........          (35)         (175)          (50)           39
                                                  ----------    ----------    ----------    ----------
Earnings (loss) before income tax .............      (10,052)      (19,095)          548       (22,429)
Income tax provision (benefit) ................         --           2,308          --             600
                                                  ----------    ----------    ----------    ----------
Net earnings (loss) ...........................      (10,052)      (21,403)          548       (23,029)
                                                  ==========    ==========    ==========    ==========
Basic net earnings (loss) per common share ....   $     (.36)   $     (.76)   $      .02    $     (.82)
                                                  ==========    ==========    ==========    ==========
Weighted average common shares outstanding ....       28,266        28,196        28,257        28,189
                                                  ==========    ==========    ==========    ==========
Diluted net earnings (loss) per common share ..   $     (.36)   $     (.76)   $      .02    $     (.82)
                                                  ==========    ==========    ==========    ==========
Weighted average common and common
   equivalent shares outstanding ..............       28,266        28,196        28,257        28,189
                                                  ==========    ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                ------------------------
                                                                    2000          1999
                                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) .........................................   $      548    $  (23,029)
Adjustments to reconcile net earnings to net cash
   provided (used) by operating activities:
   Depreciation and amortization ............................        3,230         6,517
   Provision (Benefit) for deferred income taxes ............         --            (440)
   Impairment of assets held for sale .......................       10,381          --
   Net gain on sales of assets ..............................      (16,662)       (4,156)
   Other ....................................................         (502)          837
   Changes in assets and liabilities, net of effects of
      dispositions:
    Due on contracts and other receivables, net .............        1,974        12,442
    Inventories, net ........................................         (421)       11,112
    Costs and estimated earnings in excess of billings on
      uncompleted contracts .................................       (2,700)        3,342
    Prepaid expenses, deposits and other assets .............        1,670           594
    Assets of businesses held for sale ......................        5,963         4,466
    Accounts payable and accrued liabilities ................        1,903       (16,323)
    Billings in excess of costs and estimated earnings on
      uncompleted contracts .................................         (892)         (590)
    Liabilities of businesses held for sale .................       (8,396)        8,558
                                                                ----------    ----------
    Net cash provided (used) by operating activities ........       (3,904)        3,330
                                                                ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment, net ...................         (436)       (2,477)
 Net proceeds from asset dispositions .......................       50,521        13,206
                                                                ----------    ----------
         Net cash provided by investing activities ..........       50,085        10,729
                                                                ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments under line of credit ........................      (48,416)      (13,278)
 Proceeds from exercise of stock options and warrants .......           90           160
                                                                ----------    ----------
         Net cash used in financing activities ..............      (48,326)      (13,118)
                                                                ----------    ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................          (85)          (60)
                                                                ----------    ----------
         Net increase (decrease) in cash and cash equivalents       (2,230)          881
 Cash and cash equivalents, beginning of period .............        5,287         5,784
                                                                ----------    ----------
 Cash and cash equivalents, end of period ...................   $    3,057    $    6,665
                                                                ==========    ==========

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

      Volatility in oil prices and the oversupply of certain commodity chemicals during 1998 and 1999 adversely effected many of the Company's customers in the refining and petrochemical industries. Beginning in 1998 and continuing through 2000, certain of these customers deferred equipment purchases related to major projects, resulting in reduced demand for the Company's products and services. These factors have also increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits.

      As a result, in late 1999 and continuing through April 3, 2000, the Company failed to meet certain financial requirements of its credit facility. Consequently, in the fourth quarter of 1999, the Company adopted a debt reduction initiative and planned to dispose of several businesses and assets. At the end of the first quarter of 2000, substantially all such planned transactions had been completed. During the period from September 30, 1999 through September 30, 2000, the Company reduced its outstanding debt from $106,325 to $54,271.

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

      On June 27, 2000, management adopted a restructuring plan to reduce the Company's bank debt by selling its operating units in the storage tank and filtration business segments. As such, for balance sheet presentation purposes, the assets and liabilities of the operating units in these segments have been reclassified as "held for sale" as of September 30, 2000 and December 31, 1999. As the restructuring plan has progressed, management's expectations of the level of proceeds from the sales of these business units are lower than originally estimated. Consequently, the Company may seek an equity infusion to further reduce its bank debt and to facilitate obtaining a new, long-term credit facility with more favorable terms. An equity infusion would likely have a substantially dilutive impact on existing shareholders. It is uncertain whether those efforts to sell the storage tank and filtration business units and to find new equity and debt financing will be successful. In the event that the Limited Waiver and Ninth Amendment executed on July 7, 2000 expires before the Company is able to complete its restructuring plan, or unless additional waivers are obtained, the ability of the Company to continue as a going concern may be jeopardized.

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

      In the opinion of management, the unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999.

      The unaudited consolidated financial statements include the accounts of ITEQ, Inc. and its wholly-owned subsidiaries ("ITEQ" or the "Company"). Significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period's consolidated financial statements to conform with the current period presentation.

      Basic earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding including the dilutive effect of common stock equivalents. The only reconciling difference between the numerator and denominator for basic and diluted earnings or loss per share is the impact of common stock options and warrants outstanding calculated using the treasury stock method. However, for all periods presented except the nine months ended September 30, 2000, common stock equivalents were not used in the calculation of diluted loss per share, as their effect was antidilutive.

The Company's comprehensive income (loss) was as follows:

                                              THREE MONTHS             NINE MONTHS
                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                           --------------------    --------------------
                                             2000        1999        2000        1999
                                           --------    --------    --------    --------
Net income (loss) ......................   $(10,052)   $(21,403)   $    548    $(23,029)
Foreign currency translation adjustments       (572)        329      (1,338)      1,040
                                           --------    --------    --------    --------
     Comprehensive loss ................   $(10,624)   $(21,074)   $   (790)   $(21,989)
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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") pronouncement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Implementation of SFAS No. 133 is required effective January 1, 2001. The Company currently has no derivative or hedging activities and it is not anticipated that this new pronouncement will have a material impact.

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

   The Company's credit facility requires the Company to maintain certain levels of net earnings before interest, taxes and depreciation and amortization ("EBITDA"), interest coverage, working capital and stockholders' equity and contains other restrictive covenants. Additionally, the credit facility limits the ability of the Company to incur additional indebtedness, to pay dividends or to make acquisitions and certain investments. As of December 31,1999 and through April 3, 2000, the Company was not in compliance with certain financial covenants of its loan agreement. As a result, the Company classified as current the amounts outstanding under its credit facility as of December 31, 1999 as, under the terms of the credit facility, balances borrowed are due and payable if the event of default is not remedied within a specified time period.

                                   ITEQ, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)


   The Company and its lenders entered into a Limited Waiver and Eighth Amendment to Revolving Credit Agreement on April 3, 2000 which waived compliance with certain financial covenants in the credit facility through June 29, 2000. On July 7, 2000, the Company and its lenders entered into a Limited Waiver and Ninth Amendment to Revolving Credit Agreement (the "Ninth Amendment") which waived compliance with certain financial covenants from June 29, 2000 through December 29, 2000. As such, the Company has classified as current the amounts outstanding under its credit facility as of September 30, 2000. The provisions of the Ninth Amendment require that the capital expenditures may not exceed $750 during the last six months of 2000 and imposes a minimum level of earnings before depreciation and amortization, interest and taxes. The Company believes the amount of allowable capital expenditures to be adequate in support of anticipated capital expenditure needs and that the Company will be able to comply with the minimum level of earnings requirement. The Ninth Amendment provides for a total commitment of approximately $56,200 with a maximum borrowing capacity of $54,400, governed by a borrowing base calculation. As required by the Ninth Amendment, the total commitment will be reduced by amounts that correspond to net proceeds realized from the sale of assets. At September 30, 2000 and December 31, 1999, the balance outstanding was $54,271 and $102,687, respectively. Balances outstanding at September 30, 2000 and December 31, 1999 bore interest at a rate of 10.75% and 9.8%, respectively. The Company used the net proceeds from the sale of assets and businesses to reduce its indebtedness under its credit facility during the nine-month period ended September 30, 2000.

      As required by the Limited Waiver and Eighth Amendment, and subsequently the Ninth Amendment to the Revolving Credit Facility, the Company retained an investment banking firm to assist in reviewing and subsequently executing restructuring alternatives. (see Note 1-Recent Events). It is uncertain whether any such efforts to restructure the Company will be successful.

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

NOTE 4 - DUE ON CONTRACTS AND OTHER RECEIVABLES, NET


      At September 30, 2000 and December 31, 1999 due on contracts and other receivables consists of the following:

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                    2000             1999
                                                               -------------    -------------
Billings on completed contracts and contracts in progress ..   $      11,371    $      13,404
Allowance for doubtful accounts ............................            (409)            (360)
                                                               -------------    -------------
              Due on contracts and other receivables, net ..   $      10,962    $      13,044
                                                               =============    =============

                                  ITEQ, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)



NOTE 5 - INVENTORIES, NET

      Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, labor, overhead and purchased parts and are valued at the lower of cost or market. The Company accrues certain open purchase orders as the Company would incur substantial expense to cancel such purchase orders. These amounts are included in work in progress inventory. Cost is determined by the average cost method for materials and the first-in, first-out (FIFO) method for purchased parts. Inventories at September 30, 2000 and December 31, 1999, consisted of the following:

                                                   September 30,  December 31,
                                                       2000          1999
                                                  -------------  ------------
   Raw materials................................       $  1,159       $ 1,108
   Work in progress.............................          7,094         7,151
                                                  -------------  ------------
                                                          8,253         8,259

   Less: Allowance for obsolete inventory.......           (175)         (175)
                                                  -------------  ------------
                 Inventories, net...............        $ 8,078       $ 8,084
                                                  =============  ============


NOTE 6 - IMPAIRMENT OF ASSETS HELD FOR SALE

      SFAS No. 121 requires that long-lived assets held for sale be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. On June 27, 2000, the Company adopted a restructuring plan to reduce its bank debt by selling its operating units in the storage tank and filtration business segments. As the restructuring plan has progressed, management's expectations of the level of proceeds from sales of these business units are lower than originally estimated. The change in management's expectations was a triggering event which indicated the necessity of reviewing the carrying value of the assets held for sale. The Company's review indicated that the carrying value of the assets held for sale exceeded their estimated fair market value. Accordingly, the Company recorded an impairment loss of $10,381 during the quarter ended September 30, 2000 to reduce the carrying value of the assets held for sale to an amount equal to their estimated fair market value.

      The assets and liabilities of businesses held for sale at September 30, 2000 have been separately stated on the accompanying consolidated balance sheet. The "held for sale" amounts reflected on the consolidated balance sheet at December 31, 1999 include the then corresponding assets and liabilities of the businesses held for sale at September 30, 2000. The underlying assets and liabilities comprising the amounts on the accompanying consolidated balance sheets are as follows:

                                  ITEQ, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)



                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2000            1999
                                                   -------------   -------------
Due on contracts and other .....................   $      13,445   $      29,938
   receivables
Costs in excess of billing .....................           7,847          10,922
Inventories, net ...............................           4,593           9,933
Prepaid expenses and other
   current assets ..............................             469           1,600
Property, plant and equipment, net .............           9,762          22,025

Other assets, net ..............................           7,671          31,741
                                                   -------------   -------------
     Assets of businesses held
       for sale ................................          43,787   $     106,159
                                                   =============   =============
Accounts payable ...............................   $       7,150   $      10,518
Accrued liabilities ............................           7,462          17,001

Billing in excess of cost ......................             675           4,308
                                                   -------------   -------------
     Liabilities of businesses
        held for sale ..........................   $      15,287   $      31,827
                                                   =============   =============


NOTE 7 - OTHER ASSETS, NET


      For the year ended December 31, 1999, the Company recorded a write down of $21,556 for impairment of the carrying value of goodwill related to G.L.M. Tanks and Equipment, Ltd. and Exell, Inc. The Company modifies the life and/or carrying amount of an acquired intangible if an impairment is identified.

      At September 30, 2000 and December 31, 1999, other assets consist of the following:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2000            1999
                                                   -------------   -------------
Excess of costs over net assets acquired,
  net of accumulated amortization of $7,780
  and $7,315 at September 30, 2000 and
  December 31, 1999, respectively ..............   $      21,453   $      21,917
Licenses, trademarks and trade names, net
  of accumulated amortization of $ 1,656
  and $1,325 at September 30, 2000 and
  December 31, 1999, respectively ..............           5,852           6,183
Note Receivable from Related Party (see Note 8).           1,000            --

Other ..........................................               7             277
                                                   -------------   -------------
               Total ...........................   $      28,312   $      28,377
                                                   =============   =============

                                  ITEQ, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)


NOTE 8 - BUSINESS DISPOSITIONS


      During the first nine months of 2000, the Company concluded several sales of its assets and businesses as part of its debt reduction initiative and received gross proceeds totaling $53,863. Proceeds received were used to reduce the Company's indebtedness under its credit facility. The following transactions were concluded during the nine months ended September 30, 2000.

      In January 2000, the Company received $575 from the sale of substantially all of the assets of its Clinton and Provo facilities located in Texas and Utah, respectively, and $1,052 from the sale of certain tracts of land and improvements in Birmingham, Alabama. The Company realized a gain of $109 on these sales and the gain has been recorded in net gain on sales of assets in the Company's results of operations for the nine months ended September 30, 2000.

      In February 2000, the Company received gross proceeds of $8,900 from the sale of certain assets and properties associated with its San Luis Obispo, California facility. In October 2000, the Company completed negotiations for the release of $400 of the gross proceeds which had been held in escrow. The Company realized a loss of $140 on this sale and the loss has been recorded in net gain on sales of assets in the Company's results of operations for the nine months ended September 30, 2000.

      In February 2000, the Company received gross proceeds of $4,000, in the form of cash of $3,000 and a promissory note for $1,000, for the sale of 100% of the issued and outstanding capital stock of Graver Manufacturing Co., Inc. to a newly formed entity owned 35% by an unaffiliated individual and 65% by the Company's Chairman of the Board. The promissory note bears interest at 9% and is due in quarterly installments from September 30, 2002 until December 1, 2004. The Company realized a gain of $263 on this sale and the gain has been recorded in net gain on sales of assets in the Company's results of operations for the nine months ended September 30, 2000. In connection with this transaction, Graver Manufacturing, was independently appraised. Management is of the opinion that the terms of this transaction were at least as favorable to the Company as could have been obtained from an unrelated third party.

      In March 2000, the Company received gross proceeds of $40,000, less a working capital adjustment of $664, from the sale of substantially all of assets of its HMT operating unit. In March 2000, the Company realized a gain of $14,371 on this sale and the gain was recorded in gain on sales of assets in the Company's results of operations during the first quarter of 2000. Approximately $2,000 of the gross proceeds were held in escrow at the time the sale was concluded. The Company recently negotiated the release of the amounts held in escrow and the final calculation for working capital. As a result, the Company has recognized an additional gain of $2,030 during the quarter ended September 30, 2000.

      Effective March 26, 1999, the Company sold the assets of Texoma Tank Company, its tank leasing operation, for $13,956 (consisting of $13,206 in cash and $750 in a short-term note receivable (subject to certain post-closing adjustments)), resulting in a pre-tax gain of $4,156 which is included in gain on sales of assets in the accompanying statements of operations for the nine months ended September 30, 1999. Proceeds from the sale were used to reduce the Company's bank borrowings.

                                  ITEQ, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)


      The dispositions concluded during 1999 and in the first quarter of 2000 have represented significant changes in the Company's results of operations. The following results reflect, on a pro forma basis, the results of operations of the Company as if all dispositions had occurred at the beginning of each period presented.

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                               ----------------------    ----------------------
                                  2000         1999         2000         1999
                               ---------    ---------    ---------    ---------
Revenues ...................   $  35,903    $  35,846    $ 112,416    $ 109,516
Operating Loss .............   $ (10,391)   $  (3,456)   $ (10,475)   $  (5,167)
Net loss ...................   $ (12,082)   $  (4,630)   $ (15,028)   $  (8,004)
Basic loss per share .......   $   (0.43)   $   (0.16)   $   (0.53)   $   (0.28)


NOTE 9 - MERGER, ACQUISITION AND STRATEGIC CHARGES

      For the nine months and quarter ended September 30, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $2,813 and $75, respectively. The charge included the costs, estimated as incremental jobs costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs including severance.

                                   ITEQ, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

NOTE 10 -- SEGMENT REPORTING

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                        ----------------------    ----------------------
                                           2000         1999         2000         1999
                                        ---------    ---------    ---------    ---------
Revenue from external customers
Storage .............................   $   7,757    $  36,947    $  34,676    $ 117,129
Process .............................      16,085       26,935       56,131       80,098
Filtration ..........................      12,081        8,309       33,495       23,446
                                        ---------    ---------    ---------    ---------
   Total ............................   $  35,923    $  72,191    $ 124,302    $ 220,673
                                        =========    =========    =========    =========
Depreciation and amortization
  Storage ...........................   $     157    $   1,202    $     775    $   3,546
  Process ...........................         530          739        1,636        2,139
  Filtration ........................         247          584          771          782
  Other .............................          16           17           48           50
                                        ---------    ---------    ---------    ---------
     Total ..........................   $     950    $   2,542    $   3,230    $   6,517
                                        =========    =========    =========    =========
Operating profit (loss)
  Storage ...........................   $   (1651)   $ (13,535)   $  14,068    $ (10,565)
  Process ...........................        (499)        (782)        (548)         110
  Filtration ........................      (5,365)      (1,341)      (4,740)      (2,112)
  Other .............................        (848)        (893)      (2,631)      (3,043)
                                        ---------    ---------    ---------    ---------
     Total ..........................   $  (8,363)   $ (16,551)   $   6,149    $ (15,610)
                                        =========    =========    =========    =========
Net earnings (loss) before income tax
  Storage ...........................   $  (1,627)   $ (13,735)   $  14,086    $ (10,538)
  Process ...........................        (485)        (750)        (529)          99
  Filtration ........................      (5,421)      (1,325)      (4,794)      (2,042)
  Other .............................      (2,519)      (3,285)      (8,215)      (9,948)
                                        ---------    ---------    ---------    ---------
     Total ..........................   $ (10,052)   $ (19,095)   $     548    $ (22,429)
                                        =========    =========    =========    =========

                                       AS OF SEPTEMBER 30,    AS OF DECEMBER 31,
                                              2000                  1999
                                       -------------------   -------------------
Identifiable assets
   Storage .........................   $            20,407   $            73,188
   Process .........................                60,778                68,039
   Filtration ......................                25,665                28,988
   Other ...........................                 5,558                 8,385
                                       -------------------   -------------------
             Total .................   $           112,408   $           178,600
                                       ===================   ===================

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

      Volatility in oil prices and the oversupply of certain commodity chemicals during 1998 and 1999 adversely effected many of the Company's customers in the refining and petrochemical industries. Beginning in 1998 and continuing through 2000, certain of these customers deferred equipment purchases related to major projects, resulting in reduced demand for the Company's products and services. These factors have also increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits.

      As a result, in late 1999 and continuing through April 3, 2000, the Company failed to meet certain financial requirements of its credit facility. Consequently, in the fourth quarter of 1999, the Company adopted a debt reduction initiative and planned to dispose of several businesses and assets. At the end of the first quarter of 2000, substantially all such planned transactions had been completed. During the period from September 30, 1999 through September 30, 2000, the Company reduced its outstanding debt from $106,325 to $54,271.

      As of April 3, 2000 and subsequently on July 7, 2000, the Company and its lenders entered into Limited Waivers and amended the credit facility whereby compliance with certain financial covenants was waived through December 29, 2000. In connection with these waivers and amendments, the Company retained an investment banking firm to assist in reviewing and implementing restructuring alternatives.

      On June 27, 2000, management adopted a restructuring plan to reduce the Company's bank debt by selling its operating units in the storage tank and filtration business segments. As such, for balance sheet presentation purposes, the assets and liabilities of the operating units in these segments have been reclassified as "held for sale" as of September 30, 2000 and December 31, 1999. As the restructuring plan has progressed, management's expectations of the level of proceeds from the sales of these business units are lower than originally estimated. Consequently, the Company may seek an equity infusion to further reduce its bank debt and to facilitate obtaining a new, long-term credit facility with more favorable terms. An equity infusion would likely have a substantially dilutive impact on existing shareholders. It is uncertain whether those efforts to sell the storage tank and filtration business units and to find new equity and debt financing will be successful. In the event that the Limited Waiver and Ninth Amendment executed on July 7, 2000 expires before the Company is able to complete its restructuring plan, or unless additional waivers are obtained, the ability of the Company to continue as a going concern may be jeopardized

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

      REVENUES

      For the third quarter of 2000, total revenues of $35,923 represented a decrease of $36,268, or 50%, as compared to revenues of $72,191 for the third quarter of 1999. Businesses sold or liquidated accounted for decreases of $36,327. The remaining net increase of $59 represents a decrease of $5,805 for process equipment operations, offset by increases for filtration operations of $3,772 and storage tank operations of $2,092.

      COST OF REVENUES

      For the third quarter of 2000, cost of revenues decreased by $34,746, or 54%, to $30,168 from $64,914 for the third quarter of 1999. Businesses sold or liquidated accounted for decreases of $32,241. Of the remaining decrease of $2,505, decreases for process equipment operations of $5,765 were partially offset by increases for filtration operations of $2,149 and storage tank operations of $1,111.

      GROSS PROFIT

      The Company's gross profit, defined as revenues less cost of revenues, decreased from $7,277 for the third quarter of 1999 to $5,755 for the third quarter of 2000. Businesses sold or liquidated represented a decrease of $4,085 of the total decrease of $1,522. The Company's remaining storage tank operations, consisting primarily of GLM, reflected a increase of $981 for the 2000 quarterly period, primarily as a result of increased business associated with higher oil prices. Filtration operations reflected an increase of $1,622 in the 2000 period as increased business for wet scrubbers in the foreign markets and baghouses domestically more than offset decreases in the domestic market for wet scrubbers. The Company's remaining process equipment operations, consisting primarily of the Ohmstede business unit, reflected a decrease in gross profit of $40 for the 2000 quarterly period as the market for new heat exchangers continue to be weak.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

      For the third quarter of 2000, SG&A expenses totaled $4,817 and represented 13% of revenues. For the third quarter of 1999, SG&A expenses were $9,225 and represented 13% of revenues. Of the total decrease of $4,408, businesses sold or liquidated accounted for $4,064 with the remaining decrease attributable to cost reduction programs initiated in late 1999 and 2000, primarily at the Ohmstede business unit.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization for the quarter ended September 30, 2000 was $950 as compared to $2,542 for the comparable period in 1999. The decrease of $1,592 was primarily attributable to assets sold in the last quarter of 1999 and the first quarter of 2000.

      IMPAIRMENT OF ASSETS HELD FOR SALE

      On June 27, 2000, the Company adopted a restructuring plan to reduce its bank debt by selling its operating units in the storage systems and filtration business segments. As the restructuring plan has progressed, management's expectations of the level of proceeds from the sales of the business units are lower than originally estimated. The change in management's expectations was a triggering event which indicated the necessity of reviewing the carrying value of the assets held for sale. The Company's indicated that the carrying value of the assets held for sale exceeded their estimated fair market value. Accordingly, the Company recorded an impairment loss of $10,381 to reduce the carrying value of the assets held for sale to an amount equal to their estimated fair market value.

      During the third quarter of 1999, the Company accrued $11,986 as an impairment of assets held for sale in anticipation of the sale of certain of its storage tank operating units.

      MERGER, ACQUISITION AND STRATEGIC CHARGES

      For the three months ended September 30, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $75. These charges included the costs, estimated as incremental jobs costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs including severance.

      GAIN ON SALES OF ASSETS, NET

      In the first quarter of 2000, the Company completed the sale of its HMT operating unit. At that time, a portion of the proceeds from the sale were held in escrow. The Company recently negotiated a settlement of outstanding issues related to the sale and the release of the amount in escrow. As a result, the Company recognized an additional gain of $2,030 in the third quarter of 2000 related to this transaction.

      INTEREST EXPENSE, NET

      Interest expense for the quarter ended September 30, 2000, decreased $715 to $1,654 from $2,369 in 1999. The decrease in interest expense is primarily the result of lower average debt balances as proceeds from asset sales were used to reduce indebtedness. These savings have been partially offset by higher interest rates charged during 2000.

      INCOME TAXES

      The Company did not record a provision for income taxes due to the Company's net operating loss position which, for tax reporting purposes, totaled approximately $27.9 million as of September 30, 2000. For financial reporting purposes, a valuation allowance has been recorded to fully offset the Company's deferred tax assets as of December 31, 1999 and September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

      REVENUES

      For the first nine months of 2000, total revenues of $124,302 represented a decrease of $96,371, or 44%, as compared to revenues of $220,673 for the first nine months of 1999. Businesses sold or liquidated accounted for decreases of $99,272. The remaining net increase of $2,901 represents a decrease of $12,901 for process equipment operations, which was more than offset by increases for filtration operations of $10,049 and storage tank operations of $5,753.

      COST OF REVENUES

      For the first nine months of 2000, cost of revenues decreased by $86,760, or 45%, to $104,693 from $191,453 for the first nine months of 1999. Businesses sold or liquidated accounted for decreases of $87,337. Of the remaining net increase of $577, decreases for process equipment operations of $10,547 were offset by increases for filtration operations of $6,948 and storage tank operations of $4,176.

      GROSS PROFIT

      The Company's gross profit, defined as revenues less cost of revenues, decreased from $29,220 for the first nine months of 1999 to $19,609 for the first nine months of 2000. Businesses sold or liquidated represented $11,935 of the total decrease of $9,611. The Company's remaining storage tank operations, consisting primarily of GLM, reflected an increase of $1,577 for the 2000 period, primarily as a result of increased business associated with higher oil prices. Filtration operations reflected an increase of $3,100 in the 2000 period as increased business for wet scrubbers in the foreign markets and baghouses domestically more than offset decreases in the domestic market for wet scrubbers. The Company's remaining process equipment operations, consisting primarily of the Ohmstede business unit, reflected a decrease in gross profit of $2,353 for the 2000 nine-month period as the market for new heat exchangers continues to be very weak.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

      For the first nine months of 2000, SG&A expenses totaled $16,511 and represented 13% of revenues. For the first nine months of 1999, SG&A expenses were $27,670 and represented 13% of revenues. Of the total decrease of $11,159, businesses sold or liquidated accounted for $9,462, with the remaining decrease attributable to cost reduction programs initiated in late 1999 and 2000, primarily in the Ohmstede business unit.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization for the nine months ended September 30, 2000 was $3,230 as compared to $6,517 for the comparable period in 1999. The decrease of $3,287 was primarily attributable to asset write-downs at the end of 1999 and assets sold in the first quarter of 2000.

      IMPAIRMENT OF ASSETS HELD FOR SALE

      On June 27, 2000, the Company adopted a restructuring plan to reduce its bank debt by selling its operating units in the storage systems and filtration business segments. As the restructuring plan has progressed, management's expectations of the level of proceeds from the sales of the business units are lower than originally estimated. The change in management's expectations was a triggering event which indicated the necessity of reviewing the carrying value of the assets held for sale. The Company's indicated that the carrying value of the assets held for sale exceeded their estimated fair market value. Accordingly, the Company recorded an impairment loss of $10,381 to reduce the carrying value of the assets held for sale to an amount equal to their estimated fair market value.

      During the nine months ended September 30, 1999, the Company accrued $11,986 as an impairment of assets held for sale in anticipation of the sale of certain of its storage tank operating units.

      MERGER, ACQUISITION AND STRATEGIC CHARGES

      For the nine months ended September 30, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $2,813. These charges included the costs, estimated as incremental jobs costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs including severance.

      GAIN ON SALES OF ASSETS, NET

      In the first nine months of 2000, the Company recognized a gain of $16,662 for the sale of businesses and assets. This amount was comprised primarily of a gain of $16,401 related to the sale of the HMT operating unit and a gain of $263 related to the sale of the Graver unit.

      In the first nine months of 1999, the Company sold the assets of Texoma Tank Company and recognized a gain of $4,156.

      INTEREST EXPENSE, NET

      Interest expense for the nine months ended September 30, 2000, decreased $1,307 to $5,551 from $6,858 in 1999. The decrease in interest expense is primarily the result of lower average debt balances as proceeds from asset sales were used to reduce indebtedness. These savings have been partially offset by higher interest rates charged in 2000.

      INCOME TAXES

      The Company did not record a provision for income taxes due to the Company's net operating loss position which, for tax reporting purposes, totaled approximately $27.9 million as of September 30, 2000. For financial reporting purposes, a valuation allowance has been recorded to fully offset the Company's deferred tax assets as of December 31, 1999 and September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2000, the Company's cash position was $3,057 compared with $5,287 at December 31, 1999. The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. The Company's operating activities consumed $3,904 in cash during the nine months ended September 30, 2000.

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

      The Company's credit facility requires the Company to maintain certain levels of net earnings before interest, taxes and depreciation and amortization ("EBITDA"), interest coverage, working capital and stockholders' equity and contains other restrictive covenants. Additionally, the credit facility limits the ability of the Company to incur additional indebtedness, to pay dividends or to make acquisitions and certain investments. As of December 31,1999 and through April 3, 2000, the Company was not in compliance with certain financial covenants of its loan agreement. As a result, the Company classified as current the amounts outstanding under its credit facility as of December 31, 1999 as, under the terms of the credit facility, balances borrowed are due and payable if the event of default is not remedied within a specified time period.

      The Company and its lenders entered into a Limited Waiver and Eighth Amendment to Revolving Credit Agreement on April 3, 2000 which waived compliance with certain financial covenants in the credit facility through June 29, 2000. On July 7, 2000, the Company and its lenders entered into a Limited Waiver and Ninth Amendment to Revolving Credit Agreement (the "Ninth Amendment") which waived compliance with certain financial covenants from June 29, 2000 through December 29, 2000. As such, the Company has classified as current the amounts outstanding under its credit facility as of September 30, 2000. The provisions of the Ninth Amendment require that the capital expenditures may not exceed $750 during the last six months of 2000 and imposes a minimum level of earnings before depreciation and amortization, interest and taxes. The Company believes the amount of allowable capital expenditures to be adequate in support of anticipated capital expenditure needs and that the Company will be able to comply with the minimum level of earnings requirement. The Ninth Amendment provides for a total commitment of approximately $56,200 with a maximum borrowing capacity of $54,400, governed by a borrowing base calculation. As required by the Ninth Amendment, the total commitment will be reduced by amounts that correspond to net proceeds realized from the sale of assets. At September 30, 2000 and December 31, 1999, the balance outstanding was $54,271 and $102,687, respectively. Balances outstanding at September 30, 2000 and December 31, 1999 bore interest at a rate of 10.75% and 9.8%, respectively. The Company used the net proceeds from the sale of assets and businesses to reduce its indebtedness under its credit facility during the nine-month period ended September 30, 2000.

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

      INTEREST RATE RISK. Based on the Company's overall interest rate exposure during the nine months ended September 30, 2000, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operations or cash flows. A 10% change in the rate of interest would not have a material effect on the Company's financial position, results of operations or cash flows.

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

                          PART II --- OTHER INFORMATION

ITEM 5.  OTHER EVENTS.

      On September 6, 2000, the Company issued a press release announcing that, as previously anticipated, its common stock had been delisted from the Nasdaq Stock Market's National Market System due to noncompliance with Nasdaq's net worth and profitability requirements for continued listing. Subsequently, on September 8, 2000, the Company's common stock began trading on the OTC Bulletin Board System under the ticker symbol ITEQ.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS:


*27 --     Financial Data Schedule.

-------------
*      Filed herewith.

(B)   REPORTS ON FORM 8-K.

      The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ITEQ, INC.



      Date:  November 13, 2000            __________________________________
                                          William P. Reid
                                          President, Chief Executive Officer
                                          and Secretary



      Date:  November 13, 2000            __________________________________
                                          Douglas R. Harrington, Jr.
                                          Vice President, Chief Financial
                                          Officer and Assistant Secretary