Form 10-K
period 2000-12-31
ITEQ INC
filed 2001-04-12
CIK 868755

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No :

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of the voting stock held by nonaffiliates of the registrant as of April 3, 2001 was $792,525. As of April 3, 2001, there were 28,304,465 shares of the registrant's Common Stock, $.001 par value, outstanding.

     Documents incorporated by reference. Certain portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders ("Proxy Statement") are incorporated in Part III by reference.

                                TABLE OF CONTENTS

                                                                                                               PAGE

                                     PART I
Item 1.       Business.........................................................................................1
Item 2.       Properties.......................................................................................4
Item 3.       Legal Proceedings................................................................................4
Item 4.       Submission of Matters to a Vote of Security Holders..............................................4

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters........................4
Item 6.       Selected Financial Data..........................................................................5
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations ...........6
Item 7A.      Quantitative and Qualitative Disclosure about Market Risk........................................10
Item 8.       Financial Statements and Supplementary Data......................................................10
Item 9.       Disagreements on Accounting and Financial Disclosure.............................................10

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant...............................................11
Item 11.      Executive Compensation...........................................................................11
Item 12.      Security Ownership of Certain Beneficial Owners and Management...................................11
Item 13.      Certain Relationships and Related Transactions...................................................11

                                     PART IV

Item 14.      Financial Statements and Financial Statement Schedules, Exhibits and
              Reports on Form 8-K..............................................................................11

ALL AMOUNTS INCLUDED HEREIN ARE IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED.

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

         As discussed below, all of ITEQ, Inc.'s operations ceased on March 29, 2001. Prior to such time, ITEQ, Inc. ("ITEQ" or the "Company") designed, engineered, manufactured, and serviced process, storage and filtration equipment and components principally for petrochemical and refining applications. The Company's products and services were utilized by customers in manufacturing processes requiring the process, treatment, storage, or movement of gases and liquids.

         During the 1990's, the Company pursued an aggressive strategy of acquiring leading providers of complementary manufactured products and services in highly fragmented industrial equipment markets, with a view to further consolidating those markets. The consolidation of these units proved more difficult than management had perceived, and coupled with a downturn in the markets served, led to this strategy being abandoned in 1999.

         Volatility in oil prices and the oversupply of certain commodity chemicals during 1998 and 1999 adversely affected many of the Company's customers in the refining and petrochemical industries. Beginning in 1998 and continuing through 2000, certain of these petrochemical and refining customers deferred equipment purchases related to major projects, resulting in reduced demand for the Company's products and services. These factors also increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits.

         As a result, in late 1999 the Company failed to meet certain financial requirements of its credit facility and adopted a plan to dispose of a significant portion of its storage tank operations and utilize the proceeds to reduce its bank debt. During the fourth quarter of 1999 and the first quarter of 2000, the Company concluded several transactions for the sale of these assets and used the net proceeds to reduce its indebtedness under the credit facility. From September 30, 1999 to December 31, 2000 the balance outstanding under the credit facility was reduced from $106.3 million to $53.5 million.

         Late in the second quarter of 2000, the Company adopted a restructuring plan to further reduce its bank debt by (i) selling all of its operating units in the storage tank and filtration business segments, (ii) applying the net proceeds from the proposed sales to reduce bank debt and (iii) refinancing the remaining debt balance. If successful, this plan would have permitted the continued operation by the Company of its Ohmstede heat exchanger manufacturing and service operations. However, despite a comprehensive effort through the remainder of 2000 to dispose of the storage tank and filtration businesses through a process managed by Houlihan, Lokey, Howard & Zukin Capital, an investment banking firm with extensive experience in advising troubled companies, all indications of interest received from financially responsible parties were at price levels below those contemplated by the restructuring plan.

         By December 2000, it had become apparent that the Company would almost certainly continue to be in recurring default under its credit facility, and since substantially all the Company's assets were pledged to its commercial bank lending syndicate, a bankruptcy or foreclosure process would cause the shareholders to lose their entire investment in the Company. Therefore, it was determined that any realistic solution which would potentially allow the Company's other creditors and its shareholders to salvage any value would involve a combination of bank debt forgiveness, debt refinancing and new equity financing approximating the $54 million outstanding under the credit facility.

         In January 2001, Tanglewood Investments Inc. ("TII"), a Houston investment concern which had previously conducted substantial due diligence procedures in connection with a proposed equity infusion, submitted a proposal to the Company's board of directors which involved the following essential features as ultimately negotiated and concluded on March 29, 2001 (collectively, the "Tanglewood Transaction"):

                  (i) The Company's commercial banks would withdraw their limited waiver of default and, with Company cooperation, the commercial banks would dispose of the stock in all of the Company's operating subsidiaries (all of which was pledged to the banks) and certain other personal property of the Company through a foreclosure sale at which a TII affiliate would bid on and purchase the subsidiaries and other assets for $24.0 million;

                  (ii) in exchange for the Company's cooperation in the foreclosure, the banks would agree not to pursue the Company for the remaining $30.5 million outstanding debt balance;

                  (iii) a TII affiliate would enter into a merger agreement with the Company under which, upon consummation of the merger, each outstanding share of ITEQ common stock would be converted into the right to receive $.03, or an aggregate of $850,000; and

                  (iv) A TII affiliate would invest, advance or otherwise provide to or for the benefit of the Company an aggregate of up to $5.4 million prior to completion of the merger, that, combined with the Company's remaining cash on hand, was anticipated to satisfy secured and unsecured creditors and business wind up costs, including discharging certain employment related contractual obligations aggregating $2.6 million (after giving effect to $0.75 million in reductions accepted by senior management).

         As a consequence of the foregoing: (i) the Company's operations ceased on March 29, 2001; (ii) after giving effect to the payment of all Company liabilities and estimated expenses to be incurred through completion of the proposed merger, the Company's net worth will be zero; and (iii) assuming approval by the Company's stockholders of the proposed merger, the stockholders will be entitled to receive $.03 per share for their ITEQ stock, rather than suffering a complete loss of investment as would have been the case in a bankruptcy proceeding or in a foreclosure conducted without Company cooperation.

FINANCIAL INFORMATION ABOUT SEGMENTS

         For information with respect to the Company's revenues, operating profits and losses and assets attributable to process operations, storage tank operations and filtration operations, see Notes 16 and 17 of Notes to the Consolidated Financial Statements.

         In connection with its restructuring plan, at December 31, 2000, the Company classified separately on its balance sheet the assets and liabilities of its storage tank operations and filtration operations being held for sale. At December 31, 1999, the Company had classified the portion of its storage tank operations being liquidated as held for sale. The Company continued to operate these business segments that were held for sale until March 29, 2001. The carrying value on the Company's Consolidated Balance Sheet at December 31, 2000 for the Company's operating assets , including the Ohmstede business unit which was not classified as "held for sale", approximates their fair market value as determined by the terms of the Tanglewood Transaction.

ENVIRONMENTAL MATTERS

         The Company is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act (including the 1990 Amendments) ("CAA") and the Resource Conservation and Recovery Act ("RCRA"). Each of these statutes allows the imposition of substantial civil and criminal penalties, as well as permit revocation, for violations of the requirements. Although the Company's operations involved environmental management issues typically associated with manufacturing operations, the Company believes that it complied in all material respects with applicable environmental laws. The Company is not a party to any threatened or pending legal proceedings relating to the environment. The Company is not a party to any environmental administrative actions other than at its leased Exell facility in Beaumont, Texas which has been accepted into the Texas Voluntary Cleanup Program. Management believes the Company is adequately reserved for the exposure based on current information. It is possible that future developments, such as changes in existing laws, regulations or enforcement practices under environmental laws, could lead to material costs of environmental compliance and cleanup by the Company.

EMPLOYEES

         At April 3, 2001, the Company employed approximately 9 full-time personnel.

ITEM 2. PROPERTIES

         Following the Tanglewood Transaction, the Company's only facilities are its corporate offices in Houston, Texas. These offices consist of approximately 9,600 square feet and are leased through June 30, 2001.

ITEM 3. LEGAL PROCEEDINGS

         The Company and certain of its subsidiaries are parties to legal proceedings in the ordinary course of business. As a result of the Tanglewood Transaction, such legal proceedings where the Company is not a party thereto no longer represent a contingent liability of the Company. In legal proceedings where the Company is a party, the outcome of such legal proceedings cannot be predicted with certainty. However, management does not expect these matters to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ITEQ." The high and low sales prices per share for the periods indicated were as follows:

                                         HIGH                  LOW
1999
     First Quarter                      $2 7/8               $2
     Second Quarter                     $2 1/2               $1 11/16
     Third Quarter                      $2 7/16              $2 1/16
     Fourth Quarter                     $2 1/16              $  9/16

2000

     First Quarter                      $1 7/8               $ 11/16
     Second Quarter                     $1 11/32             $   3/8
     Third Quarter                      $  11/16             $  5/16
     Fourth Quarter                     $  29/64             $  5/64

         On April 3, 2001, the last reported sale price for the Common Stock, as quoted by the Nasdaq National Market, was $0.028 per share. As of the same date, there were approximately 3,346 holders of record of the Common Stock.

DIVIDEND POLICY

         The Company has never declared or paid cash dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA


         The following selected historical financial data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 is derived from the audited consolidated financial statements of the Company. Accounts from acquisitions accounted for as purchases have been included for the periods subsequent to acquisition and all accounts, for relevant periods, have been restated to reflect acquisitions accounted for as poolings-of-interests. Historical results of operations, percentage fluctuations and any trends that may be inferred from the data below are not necessarily indicative of the results of operations for any future period. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and notes thereto.

                                                                            YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------
                                                      1996           1997           1998          1999          2000
                                                 -------------- -------------- --------------  -----------    ---------
                                                                  ( IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
       Operating Data
       Revenues..............................       $208,815       $335,599       $342,794     $ 280,417      $ 162,149
       Cost of revenues......................        159,637        260,117        275,569       255,948        137,357
       Impairment of long-lived assets
         held for sale.......................             --             --             --        20,670         25,290
       Impairment of long-lived assets.......             --             --             --        21,556         28,796
       Merger, acquisition
         and strategic charges...............          2,022         17,956         12,528         3,543             --
       Operating profit (loss)...............         11,881          7,831          8,591      (64,107)        (38,325)

       Earnings (Loss) from
         continuing operations before
         extraordinary loss..................          5,466             35            741      (77,069)       (46,294)
       Loss from discontinued operations.....         (1,542)        (2,956)          (923)          --             --
       Extraordinary loss from
         early extinguishment of debt........             --         (3,080)            --           --             --
       Net earnings (loss)...................       $  3,924       $ (6,001)      $   (182)    $(77,069)       (46,294)

       BASIC EARNINGS (LOSS) PER SHARE:
       From continuing operations before
         extraordinary loss..................       $     .26      $     --       $     .02    $  (2.73)       $ (1.64)
       From discontinued
         operations..........................            (.07)          (.12)          (.03)          --             --
       Extraordinary loss from
         early extinguishment of debt........             --            (.13)           --            --             --
                                                    ---------      ---------      ---------     ---------      ----------

       Net earnings (loss)...................       $     .19      $    (.25)     $    (.01)   $    (2.73)      $ (1.64)
                                                    =========      =========      =========      ==========    ==========
       Weighted average common
         shares outstanding..................         20,645         24,301         27,686         28,193        28,261
                                                    ========       ========       ========      ===========    ==========

                                                                          DECEMBER 31,
                                              ------------------------------------------------------------
                                                 1996        1997         1998         1999        2000
                                              ---------  ------------  -----------   ---------    --------
                                                                         (IN THOUSANDS)
                 BALANCE SHEET DATA:
                 Total assets.............      $224,752   $ 261,487  $ 286,654    $ 178,600       $ 70,856
                 Working capital (deficit)       42,573       64,531    124,976      (14,536)       (31,918)
                 Long-term debt...........       84,685       89,954    119,603           --             --
                 Stockholders' equity.....       60,306       91,388    100,797       25,162        (21,745)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR OTHERWISE NOTED)

GENERAL  AND RECENT DEVELOPMENTS

         During the 1990's, the Company pursued an aggressive strategy of acquiring leading providers of complementary manufactured products and services in highly fragmented industrial equipment markets, with a view to further consolidating those markets. The consolidation of these units proved more difficult than management had perceived, and coupled with a downturn in the markets served, led to this strategy being abandoned in 1999.

         Volatility in oil prices and the oversupply of certain commodity chemicals during 1998 and 1999 adversely affected many of the Company's customers in the refining and petrochemical industries. Beginning in 1998 and continuing through 2000, certain of these petrochemical and refining customers deferred equipment purchases related to major projects, resulting in reduced demand for the Company's products and services. These factors also increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits.

         As a result, in late 1999 the Company failed to meet certain financial requirements of its credit facility and adopted a plan to dispose of a significant portion of its storage tank operations and utilize the proceeds to reduce its bank debt. During the fourth quarter of 1999 and the first quarter of 2000, the Company concluded several transactions for the sale of these assets and used the net proceeds to reduce its indebtedness under the credit facility. From September 30, 1999 to December 31, 2000 the balance outstanding under the credit facility was reduced from $106.3 million to $53.5 million.

         Late in the second quarter of 2000, the Company adopted a restructuring plan to further reduce its bank debt by (i) selling all of its operating units in the storage tank and filtration business segments, (ii) applying the net proceeds from the proposed sales to reduce bank debt and (iii) refinancing the remaining debt balance. If successful, this plan would have permitted the continued operation by the Company of its Ohmstede heat exchanger manufacturing and service operations. However, despite a comprehensive effort through the remainder of 2000 to dispose of the storage tank and filtration businesses through a process managed by Houlihan, Lokey, Howard & Zukin Capital, an investment banking firm with extensive experience in advising troubled companies, all indications of interest received from financially responsible parties were at price levels below those contemplated by the restructuring plan.

         By December 2000, it had become apparent that the Company would almost certainly continue to be in recurring default under its credit facility, and since substantially all the Company's assets were pledged to its commercial bank lending syndicate, a bankruptcy or foreclosure process would cause the shareholders to lose their entire investment in the Company. Therefore, it was determined that any realistic solution which would potentially allow the Company's other creditors and its shareholders to salvage any value would involve a combination of bank debt forgiveness, debt refinancing and new equity financing approximating the $54 million outstanding under the credit facility.

         In January 2001, Tanglewood Investments Inc. ("TII"), a Houston investment concern which had previously conducted substantial due diligence procedures in connection with a proposed equity infusion, submitted a proposal to the Company's board of directors which involved the following essential features as ultimately negotiated and concluded on March 29, 2001 (collectively, the "Tanglewood Transaction"):

                  (i) The Company's commercial banks would withdraw their limited waiver of default and, with Company cooperation, the commercial banks would dispose of the stock in all of the Company's operating subsidiaries (all of which was pledged to the banks) and certain other personal property of the Company through a foreclosure sale at which a TII affiliate would bid on and purchase the subsidiaries and other assets for $24.0 million;

                  (ii) in exchange for the Company's cooperation in the foreclosure, the banks would agree not to pursue the Company for the remaining $30.5 million outstanding debt balance;

                  (iii) a TII affiliate would enter into a merger agreement with the Company under which, upon consummation of the merger, each outstanding share of ITEQ common stock would be converted into the right to receive $.03, or an aggregate of $850,000; and

                  (iv) A TII affiliate would invest, advance or otherwise provide to or for the benefit of the Company an aggregate of up to $5.4 million prior to completion of the merger, that, combined with the Company's remaining cash on hand was anticipated to satisfy secured and unsecured creditors and business wind up costs, including discharging certain employment related contractual obligations aggregating $2.6 million (after giving effect to $0.75 million in reductions accepted by senior management).

         As a consequence of the foregoing: (i) the Company's operations ceased on March 29, 2001; (ii) after giving effect to the payment of all Company liabilities and estimated expenses to be incurred through completion of the proposed merger, the Company's net worth will be zero; and (iii) assuming approval by the Company's stockholders of the proposed merger, the stockholders will be entitled to receive $.03 per share for their ITEQ stock, rather than suffering a complete loss of investment as would have been the case in a bankruptcy proceeding or in a foreclosure conducted without Company cooperation.

RESULTS OF OPERATIONS

    2000 COMPARED WITH 1999

         REVENUES

         For the year ended December 31, 2000, total revenues of $162,149 represented a decrease of $118,268 or 42%, as compared to revenues of $280,417 for the 1999 annual period. Businesses sold or liquidated accounted for decreases of $124,183. The remaining net increase of $5,915 represents increases for filtration operations of $12,885 and storage tank operations of $5,821 offset by a decrease of $12,791 for process equipment operations.

         COST OF REVENUES

         For the annual period of 2000, cost of revenues decreased by $118,591, or 46%, to $137,357 from $255,948 for the year ended December 31, 1999. Businesses sold or liquidated accounted for decreases of $120,080. Of the remaining net increase of $1,489, decreases for process equipment operations of $10,232 were offset by increases for filtration operations of $8,334 and storage tank operations of $3,387.

         GROSS PROFIT

         The Company's gross profit, defined as revenues less cost of revenues, increased from $24,469 for the year ended December 31, 1999 to $24,792 for the year ended December 31, 2000. Businesses sold or liquidated represented a decrease of $4,104. The Company's remaining storage tank operations, consisting primarily of GLM, reflected an increase of $2,433 for the 2000 period, primarily as a result of increased business associated with higher oil prices. Filtration operations reflected an increase of $4,552 in the 2000 period as increased business for wet scrubbers in the foreign markets and baghouses domestically more than offset decreases in the domestic market for wet scrubbers. The Company's remaining process equipment operations, consisting primarily of the Ohmstede business unit, reflected a decrease in gross profit of $2,558 for the 2000 annual period as the market for new heat exchangers continues to be very weak.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

         For the year ended December 31, 2000, SG&A expenses totaled $21,892 and represented 14% of revenues. For the year ended December 31, 1999, SG&A expenses were $36,234 and represented 13% of revenues. Of the total decrease of $14,341, businesses sold or liquidated accounted for $12,718, with the remaining decrease attributable to cost reduction programs initiated in late 1999 and 2000, primarily in the Ohmstede business unit.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the annual period ended December 31, 2000 was $4,143 as compared to $8,472 for the comparable period in 1999. The decrease of $4,329 was primarily attributable to asset write-downs at the end of 1999 and assets sold in the first quarter of 2000.

         IMPAIRMENT OF ASSETS

         In the third quarter of 2000, the Company recorded an impairment loss of $10,381 to reduce the carrying value of the assets held for sale to an amount equal to their estimated fair market value. In the first quarter of 2001, the company completed the sale of its Amerex business unit. A provision for the loss from this transaction of $1,300 was recorded during the fourth quarter of 2000. Additionally, during the fourth quarter of 2000, the company recorded an impairment totaling $42,405 for the difference between the fair value and the carrying value of the Company's remaining operating business units. This impairment amount was recorded to assets held for sale and assets held for use in the amounts of $13,609 and $28,796, respectively. The estimated fair value used to determine the impairment amount was derived from the terms of the Tanglewood Transaction.

         During the year ended December 31, 1999, the Company recorded two non-cash charges related to the impairment of its fixed assets. A charge of $20,670 was recorded to reduce the carrying value of the majority of the assets of the storage tank business which were being disposed of either through the sale or shut-down of facilities. Also, a charge of $21,556 was recorded to reduce the carrying value of goodwill related to GLM Tanks and Equipment, Ltd. and Exell, Inc.

         MERGER, ACQUISITION AND STRATEGIC CHARGES

         For the year ended December 31, 1999, the Company recorded nonrecurring merger, acquisition and strategic charges totaling $3,543. These charges included the costs, estimated as incremental jobs costs, to combine the operations of the Company and Astrotech including losses associated with two plant closings and business integration and reorganization costs including severance.

         GAIN ON SALES OF ASSETS, NET

         In the year ended December 31, 2000, the Company recognized a gain of $17,004 for the sale of businesses and assets. This amount was comprised primarily of a gain of $16,401 related to the sale of the HMT operating unit, a gain of $263 related to the sale of the Graver unit and a gain of $201 related to the sale of a California facility.

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

         INTEREST EXPENSE, NET

         Interest expense for the year ended December 31, 2000, decreased $2,185 to $7,168 as compared to $9,353 in 1999. The decrease in interest expense is primarily the result of lower average debt balances as proceeds from asset sales were used to reduce indebtedness. The decrease was partially offset by higher interest rates charged in 2000.

         INCOME TAXES

         The Company did not record a provision for federal income taxes due to the Company's net operating loss position which, for tax reporting purposes, totaled approximately $30.0 million as of December 31, 2000. For financial reporting purposes, a valuation allowance has been recorded to fully offset the Company's deferred tax assets as of December 31, 1999 and December 31, 2000. For the year ended December 31, 2000, the Company recorded a provision of $740 for foreign and state income taxes.

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

         MERGER, ACQUISITION AND STRATEGIC CHARGES

         During the year ended December 31, 1999, the Company had nonrecurring merger, acquisition and strategic charges totaling $3,543, as compared to similar type charges during 1998 of $12,528. The costs recorded in 1999 and 1998 consist primarily of the costs, estimated as incremental job costs, associated with two plant closings and business integration and reorganization costs including severance.

         IMPAIRMENT OF ASSETS

         During the year ended December 31, 1999, the Company recorded two non-cash charges related to the impairment of its fixed assets. A charge of $20,670 was recorded to reduce the carrying value of the majority of the assets of the storage tank business which were being disposed of either through the sale or shut-down of facilities. Also, a charge of $21,556 was recorded to reduce the carrying value of goodwill related to GLM Tanks and Equipment, Ltd. and Exell, Inc.

         GAIN ON SALES OF ASSETS, NET

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

         DISCONTINUED OPERATIONS

         During August 1997 and effective on August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. The loss from these discontinued operations for 1998 was $923, net of a $520 income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the Tanglewood Transaction, the Company's operations ceased on March 29, 2001. In addition, as part of that transaction, an affiliate of TII committed to invest or otherwise provide for the benefit of the Company an aggregate of up to $5.4 million. This amount, combined with the Company's cash on hand, is expected to satisfy the Company's secured and unsecured creditors and business wind up costs, including the discharge of $2.6 million in employment related contractual obligations. There can be no assurance that the Company's resources will be sufficient to satisfy all known and contingent liabilities.

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

         As a result of the Tanglewood Transaction, the Company is not subject to market risk.

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

4.2      - Second Amendment to Revolving Credit Agreement, dated as of December
           14, 1998, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as gent, and Deutsche Bank AG, as Documentation Agent (Filed as an exhibit to Form 8-K filed December 22, 1998 and incorporated herein by reference).

4.3      - First Amendment to Rights Agreement effective November 19, 1998 between the Registrant and Harris Trust and Savings Bank, as Rights Agent. (Filed as an exhibit to Form 8-K filed November 20, 1998 and incorporated herein by reference).

EXHIBIT
NUMBER                                DESCRIPTION

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

4.9      - Third Amendment to Revolving Credit Amendment, dated as of March 26,
           1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, B.A., as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

4.10     - Fourth Amendment to Revolving Credit Agreement, dated as of June 16,
           1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

4.11     - Fifth Amendment to Revolving Credit Agreement, dated as of July 30,
           1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

4.12     - Sixth Amendment and Limited Waiver to Revolving Credit Agreement,
           dated as of September 3, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

4.13     - Limited Waiver Regarding Disposition of Certain Assets and Certain
           Financial Covenants for the Revolving Credit Agreement, dated as of September 30, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

4.14     - Seventh Amendment to Revolving Credit Agreement, dated as of November
           15, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to Form 10-Q/A for the quarter ended September 30, 1999 and incorporated herein by reference).

4.15     - Limited Waiver for the Revolving Disposition of Certain Assets for
           the Revolving Credit Agreement, dated as of November 23, 1999, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A., as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

EXHIBIT
NUMBER                                DESCRIPTION

4.16     - Limited Waiver for the Revolving Credit Agreement, dated as of
           December 10, 1999 among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A. as Agent, and Deutsche Bank as Documentation Agent. (Filed as an exhibit to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

4.17     - Limited Waiver Regarding Certain Covenants and Disposition of Certain
           Assets for the Revolving Credit Agreement, dated as of January 24, 2000, among the Registrant, the Guarantors and various lending institutions including BankBoston, N.A. as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

4.18     - Limited Waiver and Eight Amendment to the Revolving Credit Agreement,
           dated as of April 3, 2000, among the Registrant, the Guarantors and various lending institutions including Fleet National Bank (f/k/a/ BankBoston, N.A.), as Agent, and Deutsche Bank AG, as Documentation Agent. (Filed as an exhibit to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

4.19     - Limited Waiver and Ninth Amendment to the Revolving Credit Agreement,
           dated as of July 7, 2000, among the Registrant, the Guarantors and various lending institutions including Fleet National Bank (f/k/a/ BankBoston, N.A.), as Agent, and DeustchelBank AG, as Documentation Agent. (Filed as an exhibit to Form 10-Q for the quarter ended
           June 30, 2000 and incorporated herein by reference).

*4.20    - Limited Waiver to Revolving Credit Agreement, dated March 13, 2001 among the Registrant, the Guarantors and various lending institutions, including Fleet National Bank (f/k/a BankBoston N.A.) as agent and Deutsche Bank as Documentation Agent.

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

10.8     - Agreement dated January 29, 1999 between the Registrant and William
           P. Reid. (Filed as an exhibit to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.9     - First Amendment to Employment Agreement Between William P. Reid and
           ITEQ, Inc. dated March 20, 2000. (Filed as an exhibit to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.10    - Employment Agreement dated June 30, 1999 for Mark E. Johnson. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.11    - Agreement dated May 1, 2000 between the Registrant and Douglas R.
           Harrington, Jr. (filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 and incorporated hereby by reference).

10.12    - Employees Stock Purchase Plan, as amended, dated December 15, 1994.
           (Filed as an exhibit to Form 10-K for year ended December 31, 1994 and incorporated herein by reference).

10.13    - Director Stock Option Plan, as amended. (Plan filed as an exhibit to
           Proxy Statement for Annual Meeting of Stockholders held on June 29, 1995, and amendment filed as an exhibit to Form 10-Q for the quarter ended June 30, 1996 both of which are incorporated herein by reference).

10.14    - Amended and Restated ITEQ 1990 Stock Option Plan. (Filed as Appendix
           D to Joint Proxy Statement/Prospectus of the Registrant and Astrotech on October 3, 1997 and incorporated herein by reference).

10.15    - 1984 Stock Option Plan. (Filed as an exhibit to Astrotech's
           Registration Statement on Form S-8 (No. 33-3360) and incorporated herein by reference).

10.16    - 1989 Stock Incentive Plan. (Filed as an exhibit to Astrotech's
           Registration Statement on Form S-8 (No. 33-2975) and incorporated herein by reference).

10.17    - The 1994 Stock Option Plan for the Employees of BMT. (Filed as an
           exhibit to Astrotech's Registration Statement on Form S-8 (No. 33-85106) and incorporated herein by reference).

10.18    - 1995 Non-Employee Directors' Stock Option Plan. (Filed as an exhibit to Astrotech's Proxy Statement of Astrotech for the Annual Meeting of Shareholders filed on or about April 10, 1995).

10.19    - Lease, dated August 13, 1997 among Beaumont Franklin Street
           Properties, L.L.C., Neches Street Properties, L.L.C. and Exell. (Filed as an exhibit to Form 8-K dated August 28, 1997 and incorporated herein by reference).

10.20    - Lease Agreement dated May 25, 1994, between Halligan and Labbe
           Enterprises, L.L.C. and Amerex Industries, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.21    - License and Technical Assistance Agreement dated August 28, 1991, between Interel Environmental Technologies, Inc. and Heinrich Luhr Staubtechnik GmbH & Co. (Filed as an exhibit to Form S-1
           (No. 33-44205) and incorporated herein by reference).

10.22    - Asset Purchase Agreement between HMT, Inc., as Buyer, ITEQ, Inc., as
           Parent and ITEQ Storage Systems, Inc., ITEQ Construction Services, Inc. and ITEQ Tank Services, Inc., as Sellers, dated January 28, 2000. (Filed as an exhibit to Form 10-K for the year ended
           December 31, 1999 and incorporated herein by reference).

EXHIBIT
NUMBER                                DESCRIPTION

10.23    - First Amendment to Asset Purchase Agreement between HMT, Inc., as
           Buyer, ITEQ, Inc., as Parent and ITEQ Storage Systems, Inc., ITEQ Construction Services, Inc. and ITEQ Tank Services, Inc., as Sellers, dated March 13, 2000. (Filed as an exhibit to Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

*23.1    - Consent of Arthur Andersen LLP.

*  Filed herewith.

(b) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 2000.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 PAGE
              Report of Independent Public Accountants.......................................... F-2

              Consolidated  Balance  Sheets-December  31, 1999 and  December 31, 2000........... F-3

              Consolidated  Statements of  Operations--Years  ended December 31, 1998,
               1999 and 2000.................................................................... F-4


              Consolidated Statements of Stockholders' Equity (Deficit)--Years ended
                December 31, 1998, 1999 and 2000................................................ F-5

              Consolidated  Statements of Cash  Flows--Years  ended December 31, 1998,
                1999 and 2000................................................................... F-6

              Notes to Consolidated Financial Statements........................................ F-7

                                       F-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ITEQ, Inc.:

We have audited the accompanying consolidated balance sheets of ITEQ, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITEQ, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As more fully discussed in Note 19, on March 29, 2001, the Company's lenders withdrew their limited waiver of default under the Company's revolving credit facility and foreclosed on the Company's non-cash assets. Accordingly, as of March 29, 2001, the Company has ceased revenue-generating activities, and following a series of transactions, including a proposed merger, is terminating all business operations. As discussed in Notes 4 and 5, the consolidated financial statements include adjustments related to the recoverability and classification of asset carrying amounts resulting from the aforementioned foreclosure. Business termination expenses will be incurred in 2001. The Company's plans, and the series of transactions discussed in Note 19 are intended to provide sufficient liquidity to satisfy secured and unsecured creditors, including business termination costs, however, there can be no assurance that the Company's resources will be sufficient to satisfy all known and contingent liabilities. The fact that the Company will have finite resources to satisfy its obligations, some of which are not fixed, raises substantial doubt about the Company's ability to meet its business termination obligations.

ARTHUR ANDERSEN LLP

Houston, Texas
April 6, 2001

                                   ITEQ, INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 1999         2000
                                                                 ----         ----
                ASSETS
CURRENT ASSETS
Cash and cash equivalents..................................     $  5,287      $ 4,170
Due on contracts and other receivables, net................       13,044       14,295
Costs and estimated earnings in excess of billings on
     uncompleted contracts.................................        3,851        1,280
Inventories, net...........................................        8,084        9,557
Prepaid expenses, deposits and other assets................        2,477        1,085
Assets of businesses held for sale.........................      106,159       30,296
                                                                 -------       ------
         Total current assets..............................      138,902       60,683
PROPERTY AND EQUIPMENT, NET................................       11,321        9,165
OTHER NONCURRENT ASSETS, NET...............................       28,377        1,008
                                                                  ------        -----

     TOTAL ASSETS..........................................     $178,600      $70,856
                                                               =========      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Long-term obligations classified as current................     $102,687       $53,504


Accounts payable...........................................        6,641        9,084
Accrued liabilities:
     Job costs.............................................        4,684        6,920
     Accrued compensation and benefits.....................          952          756
     Accrued expenses and other current liabilities........        5,368        5,146
Billings in excess of costs and estimated earnings on
     uncompleted contracts.................................        1,279          998
Liabilities of businesses held for sale....................       31,827       16,193
                                                                  ------       ------
         Total current liabilities.........................      153,438       92,601

LONG-TERM OBLIGATIONS......................................          ---          ---

              Total Liabilities............................      153,438       92,601
                                                                 -------       ------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value; 1,000 shares
     authorized; no shares issued or outstanding...........           --           --
Common stock, $.001 par value; 40,000 authorized
     28,350 and 28,411 shares issued and outstanding at
     December 31, 1999 and 2000, respectively..............           28           28
Treasury  stock, at cost, 139 shares at December 31,
1999 and  2000.............................................      (1,000)      (1,000)
Additional paid-in capital.................................      131,637      131,732
Retained deficit...........................................    (104,895)    (151,189)
Accumulated comprehensive loss.............................        (608)      (1,316)
                                                                --------     --------
         Total Stockholders' Equity (Deficit)..............       25,162     (21,745)
                                                                --------     --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)..    $ 178,600     $70,856
                                                               =========     =======

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             1998        1999       2000
                                                             ----        ----       ----
Revenues...........................................      $342,794    $280,417   $162,149
Cost of revenues...................................       275,569     255,948    137,357
Selling, general and administrative expenses.......        37,793      36,234     21,892
Depreciation and amortization......................         8,313       8,472      4,143
Merger, acquisition and strategic charges..........        12,528       3,543         --
Impairment of long-lived assets held for sale......            --      20,670     25,290
Impairment of long-lived assets....................            --      21,556     28,796
Gain on sales of assets, net.......................            --      (1,899)   (17,004)
                                                          ---------  ---------   --------

Operating profit (loss)............................         8,591     (64,107)   (38,325)
Interest expense, net..............................        (7,821)     (9,353)    (7,168)
Miscellaneous income (expense), net................           402         764        (61)
                                                          ---------  ---------   --------
Earnings (Loss) from continuing operations before
   income tax provision............................         1,172     (72,696)   (45,554)
Income tax provision...............................           431       4,373        740
                                                          ---------  --------    --------
Earnings (Loss) from continuing operations ........           741     (77,069)   (46,294)
Loss from discontinued operations, net of
   income tax benefit of $520......................          (923)         --          --
                                                          ---------  --------   ---------
Net loss...........................................      $   (182)   $(77,069)  $(46,294)
                                                          =========  =========  =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Earnings (Loss) from continuing operations.........      $    .02    $  (2.73)  $  (1.64)
Loss from discontinued operations..................          (.03)         --         --
                                                          ---------   -------    --------
Net loss per common share..........................       $ ( .01)   $  (2.73)  $  (1.64)
                                                         =========    =======    ========
Weighted average common shares outstanding.........        27,686      28,193     28,261
                                                         =========    =======    ========
Weighted average common and common equivalent shares
   outstanding.....................................        27,982      28,193     28,261
                                                         =========    =======    ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                                                                         TOTAL
                                                COMMON                   ADDITIONAL                   ACCUMULATED     STOCKHOLDERS'
                                                STOCK       TREASURY      PAID-IN      RETAINED      COMPREHENSIVE       EQUITY
                                     SHARES     AMOUNT        STOCK        CAPITAL      DEFICIT     INCOME (LOSS) (a)   (DEFICIT)
                                   ---------  ----------  ------------ --------------  -----------  ---------------   -------------
BALANCE, DECEMBER 31, 1997           26,912    $      27    $     --     $ 119,823    $ (27,644)      $   (818)        $ 91,388
   Exercise of warrants                 322           --          --         1,530           --             --            1,530
   Stock issued for employee
      stock purchase plan and
      exercise of stock options         268           --          --         1,659           --             --            1,659

   Repurchase of common stock            --           --      (1,000)           --           --             --           (1,000)
   Stock issued for GLM
   acquisition                          796            1          --         8,438           --             --            8,439
   Foreign currency
      translation adjustment             --           --          --            --           --         (1,037)          (1,037)
   Net loss                              --           --          --            --         (182)            --             (182)
                                      ------       ------     -------     --------      --------        -------         --------
BALANCE, DECEMBER 31, 1998            28,298          28      (1,000)      131,450      (27,826)        (1,855)         100,797
   Stock issued for the employee
      stock purchase plan                 52          --          --           187           --             --              187
   Foreign currency
      translation adjustment              --           -          --            --           --          1,247            1,247
   Net loss                               --          --          --            --      (77,069)            --          (77,069)
                                      ------       ------     -------      -------     ---------       --------         --------
 BALANCE, DECEMBER 31, 1999           28,350          28      (1,000)      131,637     (104,895)          (608)          25,162
   Stock issued for the employee
      stock purchase plan                 61          --          --            95           --                              95
   Foreign currency
      translation adjustment                                                                              (708)            (708)
   Net loss                               --          --          --            --      (46,294)            --          (46,294)
                                      ------      -------     -------   ---------    ----------       ---------        ---------
BALANCE, DECEMBER 31, 2000            28,411      $   28    $ (1,000)    $ 131,732    $(151,189)      $ (1,316)        $(21,745)
                                     =======      =======     =======   =========    ===========      =========       ==========

    (a) The only component of comprehensive income (loss) that is not included in the accompanying consolidated statements of operations is the foreign currency translation adjustment. Comprehensive loss for each of the three years ended December 31, is as follows:

                                                                                1998        1999      2000
                                                                              --------   ---------  -------
                              Net Loss                                       $   (182)  $(77,069)    (46,294)
                              Foreign Currency Translation Adjustment          (1,037)     1,247        (708)
                                                                              --------  --------     --------
                              Comprehensive Loss                            $  (1,219)  $(75,822)   $(47,002)
                                                                             =========  =========    ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                            1998       1999      2000
                                                            ----       ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................    $    (182) $ (77,069) $ (46,294)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization..................        8,313      8,472      4,143
    Impairment of  assets held for sale............           --     20,670     25,290
    Impairment of long-lived assets................           --     21,556     28,796
    Provision (benefit) for deferred income taxes..       (2,211)     3,562         --
    Gain on sales of assets, net...................           --     (1,899)   (17,004)
    Tax benefit from employee stock plans..........          707         --         --
    Other..........................................       (1,365)      (161)      (106)
    Changes  in  assets  and   liabilities,   net  of
     effects of businesses acquired:
       Due on contracts and other receivables, net.       12,569      8,168     (2,092)
       Costs  and  estimated  earnings  in  excess of
        billings on uncompleted contracts..........        3,800      5,670     (1,206)
       Inventories, net............................      (10,941)     8,430      ( 759)
       Prepaid expenses, deposits and other assets.         (736)       (34)     1,813
       Assets of businesses held for sale..........       (7,781)    16,743      5,964
       Accounts payable and accrued liabilities....      (14,451)    (9,835)     5,652
       Billings  in  excess  of costs  and  estimated
        earnings on uncompleted contracts..........       (2,997)       701        113
       Liabilities of businesses held for sale.....        1,239     (6,941)    (8,396)
                                                        ---------  ---------    --------
      Net cash used by operating activities........      (14,036)    (1,967)    (4,086)
                                                        ---------  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash  paid  for  acquired  businesses,  net of cash
   acquired........................................      (23,055)        --         --
  Purchases of property and equipment..............       (2,282)    (1,471)      (777)
  Cash  received  from  sale  of  land,  buildings  &
   equipment.......................................        2,538     19,643     52,893
                                                         ---------  --------    ------
      Net cash provided (used) by investing activities   (22,799)    18,172     52,116
                                                         --------   --------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit.       30,949    (16,916)   (49,183)
  Proceeds   from   exercise  of  stock  options  and
   warrants........................................        3,189        187         95
  Cash paid for stock repurchase...................       (1,000)        --         --
                                                       ---------  ---------   --------
      Net cash provided (used) by financing
       activities.................................        33,138    (16,729)   (49,088)
                                                       ---------  ---------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............         (200)        27        (59)
                                                       ---------  ---------   --------
      Net decrease in cash and cash equivalents .         (3,897)      (497)    (1,117)
  Cash and cash equivalents, beginning of period...        9,681      5,784      5,287
                                                       ---------  ---------   ---------
  Cash and cash equivalents, end of period.........    $   5,784  $   5,287   $  4,170
                                                       =========  =========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest...........................    $   7,504  $  10,004   $  6,959
                                                       =========  =========   ========
  Cash paid (refunded) for income taxes............    $   1,812  $    (301)   $   245
                                                       =========  =========   ========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

NOTE 1--ORGANIZATION AND RECENT DEVELOPMENTS

         As discussed below, all of ITEQ, Inc.'s operations ceased on March 29, 2001. Prior to such time, ITEQ, Inc. ("ITEQ" or the "Company") designed, engineered, manufactured, and serviced process, storage and filtration equipment and components principally for petrochemical and refining applications. The Company's products and services were utilized by customers in manufacturing processes requiring the process, treatment, storage, or movement of gases and liquids.

         During the 1990's, the Company pursued an aggressive strategy of acquiring leading providers of complementary manufactured products and services in highly fragmented industrial equipment markets, with a view to further consolidating those markets. The consolidation of these units proved more difficult than management had perceived, and coupled with a downturn in the markets served, led to this strategy being abandoned in 1999.

         Volatility in oil prices and the oversupply of certain commodity chemicals during 1998 and 1999 adversely affected many of the Company's customers in the refining and petrochemical industries. Beginning in 1998 and continuing through 2000, certain of these petrochemical and refining customers deferred equipment purchases related to major projects, resulting in reduced demand for the Company's products and services. These factors also increased pricing pressure on new equipment resulting in a decline in the Company's gross margins and operating profits.

         As a result, in late 1999 the Company failed to meet certain financial requirements of its credit facility and adopted a plan to dispose of a significant portion of its storage tank operations and utilize the proceeds to reduce its bank debt. During the fourth quarter of 1999 and the first quarter of 2000, the Company concluded several transactions for the sale of these assets and used the net proceeds to reduce its indebtedness under the credit facility. From September 30, 1999 to December 31, 2000 the balance outstanding under the credit facility was reduced from $106.3 million to $53.5 million.

         Late in the second quarter of 2000, the Company adopted a restructuring plan to further reduce its bank debt by (i) selling all of its operating units in the storage tank and filtration business segments, (ii) applying the net proceeds from the proposed sales to reduce bank debt and (iii) refinancing the remaining debt balance. If successful, this plan would have permitted the continued operation by the Company of its Ohmstede heat exchanger manufacturing and service operations. However, despite a comprehensive effort through the remainder of 2000 to dispose of the storage tank and filtration businesses through a process managed by Houlihan, Lokey, Howard & Zukin Capital, an investment banking firm with extensive experience in advising troubled companies, all indications of interest received from financially responsible parties were at price levels below those contemplated by the restructuring plan.

         By December 2000, it had become apparent that the Company would almost certainly continue to be in recurring default under its credit facility, and since substantially all the Company's assets were pledged to its commercial bank lending syndicate, a bankruptcy or foreclosure process would cause the shareholders to lose their entire investment in the Company. Therefore, it was determined that any realistic solution which would potentially allow the Company's other creditors and its shareholders to salvage any value would involve a combination of bank debt forgiveness, debt refinancing and new equity financing approximating the $54 million outstanding under the credit facility.

         In January 2001, Tanglewood Investments Inc. ("TII"), a Houston investment concern which had previously conducted substantial due diligence procedures in connection with a proposed equity infusion, submitted a proposal to the Company's board of directors which involved the following essential features as ultimately negotiated and concluded on March 29, 2001 (collectively, the "Tanglewood Transaction"):

                  (i) The Company's commercial banks would withdraw their limited waiver of default and, with Company cooperation, the commercial banks would dispose of the stock in all of the Company's operating subsidiaries (all of which was pledged to the banks) and certain other personal property of the Company through a foreclosure sale at which a TII affiliate would bid on and purchase the subsidiaries and other assets for $24.0 million;

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

                  (ii) in exchange for the Company's cooperation in the foreclosure, the banks would agree not to pursue the Company for the remaining $30.5 million outstanding debt balance;

                  (iii) a TII affiliate would enter into a merger agreement with the Company under which, upon consummation of the merger, each outstanding share of ITEQ common stock would be converted into the right to receive $.03, or an aggregate of $850,000; and

                  (iv) A TII affiliate would invest, advance or otherwise provide to or for the benefit of the Company an aggregate of up to $5.4 million prior to completion of the merger, that, combined with the Company's remaining cash on hand was anticipated to satisfy secured and unsecured creditors and business wind up costs, including discharging certain employment related contractual obligations aggregating $2.6 million (after giving effect to $0.75 million in reductions accepted by senior management). However, there can be no assurance that the Company's resources will be sufficient to satisfy all known and contingent liabilities.

         As a consequence of the foregoing: (i) the Company's operations ceased on March 29, 2001; (ii) after giving effect to the payment of all Company liabilities and estimated expenses to be incurred through completion of the proposed merger, the Company's net worth will be zero; and (iii) assuming approval by the Company's stockholders of the proposed merger, the stockholders will be entitled to receive $.03 per share for their ITEQ stock.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

         A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of ITEQ, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         REVENUE RECOGNITION

         The Company records the majority of its revenues using the percentage-of-completion method of accounting. Under this method, the Company recognizes as revenues that portion of the total contract price which the cost of work completed to date bears to the estimated total cost of the work included in the contract. Because contracts may extend over more than one fiscal period, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs on a contract indicates a loss, the total anticipated loss is recognized immediately. Contract costs include all direct material, labor and subcontracting costs and those indirect costs related to contract performance, such as supplies, tools and repairs.

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

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

         DUE ON CONTRACTS AND OTHER RECEIVABLES

         At December 31, 1999 and 2000, due on contracts and other receivables consist of:

                                                                   1999      2000
                                                                   ----      ----
                 Billings on completed contracts and contracts
                    in progress..............................     $13,404    $14,687
                 Allowance for doubtful accounts.............        (360)      (392)
                    Due on contracts and other                    -------    -------
                     receivables, net.........................    $13,044    $14,295
                                                                  =======    =======

         INVENTORIES, NET

         Inventories consist of costs for which no related revenue has been recognized. Inventories include materials used in the manufacturing process, labor, overhead and purchased parts and are valued at the lower of cost or market. The Company accrues certain open purchase orders as the Company would incur substantial expense to cancel such purchase orders. These amounts are included in work in progress inventory in 1999 and 2000. Cost is determined by the average cost method for raw materials and the first-in, first-out (FIFO) method for purchased parts. Inventory at December 31, 1999 and 2000, consists of the following:

                                                                    1999      2000
                                                                    ----      ----
                         Raw materials.....................      $ 1,108    $1,176
                         Work in progress..................        7,151     8,556
                                                                 -------    ------
                                                                   8,259     9,732
                         Less:    Allowance for obsolete
                           inventory.......................         (175)     (175)
                                                                 -------    -------
                               Inventories, net............      $ 8,084    $9,557
                                                                 =======    =======

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, including costs to ready assets for use. Depreciation and amortization of property and equipment is computed on the straight-line method over the estimated useful lives of the assets and is recognized as depreciation expense in the statements of operations. Depreciation expense was $5,420, $4,925 and $2,274 for the years ended December 31, 1998, 1999 and 2000, respectively. At December 31, 1999 and 2000, property and equipment was comprised of the following:

                                           ESTIMATED USEFUL
                                                 LIVES         1999       2000
                                           -----------------  -----      -----
         Land                              N/A              $    699    $   699
         Furniture and fixtures            3-15 years          1,306      1,306
         Machinery and equipment           5-15 years          6,550      7,283
         Buildings and improvements        7-39 years          5,726      5,726
         Leasehold improvements            3-10 years             50         50
                                                            --------    --------
                                                              14,331     15,064
         Less-accumulated depreciation
         and Amortization                                     (3,010)    (5,899)
                                                             --------   --------
         Property and equipment, net                        $ 11,321    $ 9,165
                                                            ========== =========

         Repair and maintenance costs are expensed as incurred while major renewals and betterments are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal.

         The Company reviews certain long-lived assets for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and recognizes an impairment loss under certain circumstances in the amount by which the carrying value exceeds the estimated fair value of the asset (as measured by the discounted future cash flows associated with such assets). During the year ended December 31, 2000, the Company recorded an impairment of $1,753 for property and equipment which is a component of "Impairment of long-lived assets" in the accompanying Consolidated Statements of Operations for the year ended December 31, 2000 (See Note 5).

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

         OTHER NONCURRENT ASSETS, NET

         The excess of costs over net assets acquired, licenses, trademarks and tradenames are amortized on a straight-line basis over periods ranging from five to forty years. The Company monitors each entity's historical and expected performance in the context of the value assigned to acquisition intangibles and to the amortization period applied to each intangible asset.

         For the years ended December 31, 1999 and 2000, the Company recorded and impairment of intangible assets of $21,556 and $27,043, respectively (See
Note 5). Amortization expense from continuing operations was $2,893, $3,547 and $1,869 for the years ended December 31, 1998, 1999 and 2000, respectively.

         At December 31, 1999 and 2000, other noncurrent assets, net was comprised of the following items:

                                                                                         1999        2000
                                                                                         ----        ----
                                Excess of costs over net assets  acquired,  net
                                  of accumulated amortization of $7,315 and $29,232
                                   at December 31, 1999 and 2000, respectively         $ 21,917    $   --
                                Licenses,  patents,  trademarks and tradenames,
                                  net of accumulated amortization of $1,325 and $7,509
                                  at December 31, 1999 and 2000, respectively             6,183        --
                                Note receivable and other                                   277      1,008
                                                                                       ---------   --------
                                       Other noncurrent assets, net                    $ 28,377    $ 1,008
                                                                                       ========    =======

         In February 2000 ITEQ sold its wholly owned-subsidiary Graver Manufacturing Company, to a newly formed entity 60% owned by an unaffiliated individual and 40% owned by ITEQ's chairman of the board. The $4.0 million sales price for Graver Manufacturing consisted of $3 million cash and a $1 million five-year term note bearing interest at 9% per annum and secured by all the outstanding capital stock of Graver Manufacturing. In connection with this transaction, Graver Manufacturing was independently appraised, and management is of the opinion that the terms of this transaction were at least as favorable to ITEQ as could have been obtained from an unrelated third party. In connection with the Tanglewood Transaction (see Note 19), this note receivable was assigned to TII.

         INCOME TAXES

         Deferred taxes are provided based on temporary differences between the book and tax basis of assets and liabilities using presently enacted tax rates. A valuation allowance is provided for all deferred tax assets since it is more likely than not these items will expire before the Company is able to realize their benefit.

         EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding including the dilutive effect of common stock equivalents. The only difference between basic and diluted earnings per share is the impact of common stock options and warrants outstanding calculated using the treasury stock method. As the Company had a net loss from continuing operations for each of the two years ended December 31, 2000, the inclusion of common stock equivalents in the calculation of earnings per share is antidilutive and therefore is not presented.

         TRANSLATION ADJUSTMENT

         The financial activity of the Company's non-U.S. operations located in Canada, Germany, and Singapore are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. Currency transaction gains and losses are included in the Consolidated Statements of Operations.

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

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

         FAIR VALUES

         Management believes the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values due to the short-term maturities of these instruments. In management's opinion, the fair value of long-term obligations, classified as current as of December 31, 2000, is approximately $24.0 million (See Note 19).

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

         NEW ACCOUNTING STANDARDS

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," and the adoption of this statement did not have an impact on the Company's results of operations or financial position.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the December 31, 2000 presentation.

NOTE 3--DISCONTINUED OPERATIONS

         ALLIED

         During August 1997 and effective August 31, 1997, management of ITEQ adopted plans to discontinue certain of its low margin generic fabrication operations at its Allied subsidiary. Such operations ceased in the third quarter of 1998. Operating losses during the phase out period have been included in the loss on disposal of discontinued operations in the accompanying financial statements. Net losses of $923 were incurred for the year ended December 31, 1998.

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

NOTE 4--BUSINESS DISPOSITIONS AND ASSETS HELD FOR SALE

         During 1999, the Company concluded several transactions involving the sale and liquidation of assets and business related to the Company's storage tank operations. The transactions concluded during 1999 are as follows:

                                                                                   NET       PRETAX
                                                                                  SALES    (GAIN) LOSS
                                     DESCRIPTION                   PERIOD        PROCEEDS    ON SALE
                             --------------------------    -----------------    ---------  ----------
                                   Texoma Tank Company     March 1999             $13,956    $(4,156)
                                   Clinton                 October/December         3,600      1,876
                                                           1999
                                   Provo                   November 1999            1,778        384

         As part of its debt reduction initiative, the Company concluded several sales of its assets and businesses during the year ended December 31, 2000. Net cash proceeds totaling $52,805 were received, and the proceeds were used to reduce the Company's indebtedness under its credit facility. The asset sale transactions concluded during the year ended December 31, 2000 are as follows:

                                                                                NET        PRETAX
                                                                               SALES     (GAIN) LOSS
                                    DESCRIPTION               PERIOD          PROCEEDS     ON SALE
                            --------------------------    ---------------   ------------  ----------
                            Misc. Storage Assets          January 2000          $  1,627     $  (110)
                            San Luis Obispo               February 2000            8,842        (201)
                            Graver                        February 2000            3,000        (263)
                            HMT                           March 2000              39,336     (16,401)

         The dispositions concluded during 1999 and 2000 led to significant changes in the Company's results of operations. The following results reflect on a pro forma basis the results of operations for the respective year ended December 31 as if all dispositions had occurred at the beginning of each period presented.

                                                                                               1999              2000
                                                                                           --------------    -------------
                                 Revenues                                                  $ 144,348         $  150,263
                                 Operating Loss                                               (8,652)           (55,272)
                                 Net loss                                                    (12,069)           (62,328)
                                 Basic loss per share                                         ( 0.43)             (2.21)

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

         On June 27, 2000, the Company adopted a restructuring plan to reduce its bank debt by selling its operating units in the storage tank and filtration business segments. The assets and liabilities of businesses held for sale at December 31, 2000 have been separately stated on the accompanying consolidated balance sheet. The "held for sale" amounts reflected on the consolidated balance sheet at December 31, 1999 include the then corresponding assets and liabilities of the businesses held for sale as of December 31, 2000. The underlying assets and liabilities comprising the amounts on the accompanying consolidated balance sheets are as follows:

                                                                    December 31,              December 31,
                                                                        1999                      2000
                                                                 -------------------       --------------------
             Due on contracts and other receivables                       $  29,938                  $  12,491
             Costs and estimated earnings in excess
                 of billings on uncompleted contracts                        13,446                     10,979
             Inventories, net                                                 7,409                      3,452
             Prepaid expenses, deposits and other
                 assets                                                       1,600                        578
             Property, plant and equipment, net                              22,025                      2,796
             Other assets, net                                               31,741                         --
                                                                          ---------                   --------
                  Assets of businesses held for sale                      $ 106,159                   $ 30,296
                                                                          =========                   ========

             Accounts payable                                             $  10,518                   $  6,821
             Accrued liabilities                                             17,001                      8,451
             Billings in excess of costs and
             estimated earnings on uncompleted contracts                      4,308                        921
                                                                          ---------                   --------
                 Liabilities of businesses held for sale                  $  31,827                  $  16,193
                                                                          =========                  =========

         The carrying value for such assets and liabilities represents their estimated net realizable value. During the year ended December 31, 1999, the Company recorded an impairment of $20,670 for the difference between the carrying value and the net realizable value of businesses held for sale at December 31, 1999. During the third quarter of 2000, the Company revised its estimate of net realizable value of its assets held for sale at September 30, 2000 and recorded an impairment of $10,381.

         Subsequent to December 31, 2000, two events (See Note 19) occurred which served as a basis for the Company to record an additional impairment of the carrying value of its assets classified as "held for sale" as of December 31, 2000. In February 2001, the Company concluded the sale of the assets and liabilities of its Amerex business unit and an impairment of $1,300 was recorded as of December 31, 2000 related to these assets. As a result of the Tanglewood Transaction, the Company recorded an impairment of $13,609 to reduce the carrying value of its assets held for sale at December 31, 2000.

NOTE 5--IMPAIRMENT OF LONG-LIVED ASSETS HELD FOR USE

         Long-lived assets held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In 1999, the impairment required to reduce the carrying value of the storage tank operations to estimated net realizable value (see Note
4) was a triggering event which indicated the necessity of reviewing the carrying value of all long-lived assets held for use. At December 31, 1999, the Company determined that the carrying amount of certain assets held for use exceeded an estimate of their future undiscounted net cash flows. Accordingly, the Company recorded an impairment loss of $21,556 to reduce the carrying value of its assets held for use to an amount equal to their estimated fair market value (based on estimated discounted net cash flows).

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

         As discussed in Note 19, the Company concluded the Tanglewood Transaction on March 29, 2001. As a result of this transaction, the Company recorded an impairment of $28,796 for the Ohmstede business unit, which, as of December 31, 2000, was the only operating asset of the Company which had not previously been designated as "held for sale".

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

RELIABLE

         Effective April 1, 1998, the Company purchased the assets of Reliable Steel Fabricators, Inc. ("Reliable") for approximately $4,000 in cash. The acquisition was accounted for as a purchase. Reliable is a manufacturer of storage tanks serving the Pacific Northwest.

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

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

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

         Costs incurred to date, estimated earnings and the related progress billings to date on contracts in progress as of December 31, are as follows:

                                                 1999         2000
                                                 ----         ----
                 Costs incurred to date       $   4,222  $   3,848
                 Estimated earnings..               886        691
                                               ---------  ---------
                 Revenue recognized..             5,108      4,539
                 Progress billings to date...    (2,536)    (4,257)
                                               ---------  ---------
                                              $   2,572  $     282
                                               =========  =========

         The preceding are included in the accompanying consolidated balance sheets as of December 31:

                                                                          1999        2000
                                                                          ----        ----
                      Costs  and  estimated  earnings  in  excess of
                        billings on uncompleted contracts                 $ 3,851    $  1,280
                      Billings  in  excess  of costs  and  estimated
                        earnings on uncompleted contracts                  (1,279)       (998)
                                                                          --------   --------
                                                                          $ 2,572    $    282
                                                                          ========   ========

NOTE 9--LONG-TERM OBLIGATIONS, CLASSIFIED AS CURRENT

         As discussed in Notes 1 and 19, the Company's indebtedness under its credit facility was extinguished on March 29, 2001 in conjunction with the Tanglewood Transaction. The following describes the Company's credit facility prior to the Tanglewood Transaction.

         In October 1997, the Company refinanced its existing credit facilities under a non-amortizing revolving credit facility with various financial institutions, which was scheduled to mature in October 2002. As amended, the credit facility bore interest at Fleet National Bank's ("Fleet") (fka BankBoston, N.A.) Base Rate plus the Applicable Margin, as defined. The credit facility was secured by substantially all of the assets of ITEQ, a pledge of 65% of the stock of each of ITEQ's domestic subsidiaries, and guarantees entered into by such domestic subsidiaries.

         At December 31, 1999, the Company was not in compliance with certain financial covenants of its loan agreement. As a result, the Company classified as current the amounts outstanding under its credit facility as of December 31, 1999. At December 31, 2000, the Company had obtained a limited waiver under its credit facility suspending compliance requirements with certain covenants through February 15, 2001. Accordingly, the balance outstanding at December 31, 2000 is also classified as current. At December 31, 2000 and December 31, 1999, the balance outstanding was $53,504 and $102,687, respectively. Balances outstanding at December 31, 2000 and December 31, 1999 bore interest at a rate of 10.75% and 9.8%, respectively. The Company used the net proceeds from the sale of assets and businesses to reduce its indebtedness under its credit facility during the years ended December 31, 1999 and 2000.

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

NOTE 10--LEASE COMMITMENTS

         The Company and its subsidiaries are obligated under various leases for office and manufacturing facilities and certain machinery, equipment and fixtures. Certain leases have renewal or escalation clauses or both. The following is a schedule of minimum rental commitments under all non-cancelable leases for years ending December 31:

                  2001.................................................                  $  812
                  2002.................................................                     719
                  2003.................................................                     699
                  2004.................................................                     654
                  2005.................................................                     240
                  Thereafter...........................................                     390
                                                                                         ------
                  Total................................................                  $3,514
                                                                                         =======

         The leases provide for payment of maintenance and other expenses by the Company. Rent expense was approximately $1,772, $1,873 and $611 for the years ended December 31, 1998, 1999 and 2000. Except for the lease for the corporate offices of the Company, all leases are held by the operating units of the Company which were sold to TII (see Note 19). The corporate office lease expires on June 30, 2001.

NOTE 11--INCOME TAXES

         Provision (benefit) for income taxes consists of the following:

                                                                     YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1998         1999          2000
                                                              ------------ ------------  --------
                                Current:
                                         Federal........       $   --       $   --        $   --
                                         State..........          387          760           214
                                         Foreign........          236           52           526
                                                               ------       ------        ------
                                Total current provision.          623          812           740
                                                               ------       ------        ------

                                Deferred:
                                         Federal........          510          745            --
                                         State..........           40        1,611            --
                                         Foreign........         (742)       1,205            --
                                                               ------       ------        ------
                                Total deferred provision..       (192)       3,561            --
                                                               ------       ------        ------
                                Provision for income taxes..   $  431       $4,373        $  740
                                                               ======       ======        ======

         The earnings (loss) before taxes relating to foreign operations totaled approximately ($954), ($23,678) and $1,403 for the years ended December 31, 1998, 1999 and 2000, respectively.

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

         The tax effects of the financial reporting and income tax reporting basis differences which give rise to the deferred income tax asset and liability as of December 31, 2000 are as follows:

                                                                                1999               2000
                                                                                ----               ----
                     Net current deferred income tax assets (liabilities):

                                   Compensation recognition..............     $     309        $      --
                                   Accruals & reserves...................         3,879            5,451
                                   Contract accounting...................           371              315
                                   Impairment of assets..................            --           18,360
                                   Other.................................            --             (161)
                                                                                -------        ---------
                                                                              $   4,559        $  23,965
                                                                                =======        =========
                          Net non-current deferred income tax assets
                           (liabilities):

                                   Depreciation and amortization.........     $  (1,124)       $   1,103
                                   Tax benefit carry forwards............        16,721           12,821
                                   Valuation allowance...................       (20,156)         (37,889)
                                                                              ---------        ---------
                                                                              $  (4,559)       $ (23,965)
                                                                              =========        =========

         As of December 31, 2000, the Company had regular U.S. net operating losses carried forward for tax reporting purposes totaling approximately $30,000, which begin to expire in 2011. For financial reporting purposes, as of December 31, 2000, a valuation allowance amounting to $37,889 has been established to fully offset the Company's deferred tax assets, including those relating to its carry forwards. The valuation allowance increased by approximately $17,733 during the year ended December 31, 2000, primarily due to the Company's additional net operating losses, partially offset by the disposition of some subsidiary operations.

         Differences between the Company's effective income tax rate and the statutory federal income tax rate are as follows:

                                                                       1998           1999       2000
                                                                  -------------  -----------   ---------
                       Tax  provision  (benefit)  at the federal
                         statutory income tax rate.............       $ 398        $ (24,717)    $ (15,944)
                       Differences  in foreign  versus U.S.  tax       (172)             (31)           (4)
                         rates.................................
                       State  income   taxes,   net  of  federal         57           (1,120)       (1,438)
                         benefit..............................
                       Amortization of intangible assets......          506              369           225
                       Impairment of assets...................           --            9,188            --
                       Subpart F Income.......................           --              226            --
                       Non-deductible transaction costs.......           60               --            --
                       Increase in valuation allowance........           --           20,010        17,733
                       Other..................................         (418)             448           168
                                                                      -----        ---------     ---------
                                Total tax provision...........        $ 431        $   4,373     $     740
                                                                      =====        =========     =========

NOTE 12--COMMON STOCK AND PREFERRED STOCK

         As discussed in Note 19, the Company has entered into a merger agreement which, if approved by the shareholders, each outstanding share of ITEQ common stock would be converted into the right to receive $.03.






NOTE 13--STOCK WARRANTS AND OPTIONS

STOCK WARRANTS

         At December 31, 2000, subordinated debt warrants for 1,460 shares of common stock at an exercise price of $5.10 per share were outstanding. These warrants were issued in November 1996 and expire in November 2003. The exercise price of the subordinated debt warrants is subject to adjustment. In 1998, warrants for 322 shares were exercised for net proceeds of $1,530.

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

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

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

         The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," which provides financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. SFAS No. 123 requires, among other things, that compensation cost be calculated for fixed stock options at the grant date by determining fair value using an option-pricing model. The Company has the option of recognizing the compensation cost over the vesting period as an expense in the statements of operations or making pro forma disclosures in the notes to the financial statements for employee stock based compensation.

         The Company has elected to make these pro forma disclosures and the Company's net loss and loss per share for the each of the years ended December 31 would have approximated the pro forma amounts indicated below:

                                                                  1998           1999         2000
                                                             -------------  ------------  ------------
                          Net loss:
                             As reported.................        $ (182)       $(77,069)      $(46,294)
                             Pro forma...................          (930)        (77,735)       (46,897)
                          Basic and diluted net loss per
                             common share:...............
                             As reported.................          (.01)          (2.73)         (1.64)
                             Pro forma...................          (.03)          (2.76)         (1.66)

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of the pro forma cost to be expected in future years. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                           1998 GRANTS          1999 GRANTS   2000 GRANTS
                                                        ---------------      ---------------  -----------
                          Expected dividend yield                     0%                    0%         --
                          Expected stock price           64.07% - 70.98%       58.05% - 73.69%         --
                            volatility
                          Risk free interest rate          4.21% - 5.70%         4.57% - 6.56%         --
                          Expected life of options        5 to 10 years        5 to 10 years           --

    A summary of the status of the Company's stock option plans at December 31, 1998, 1999 and 2000 and changes during the years then ended is presented in the table below:








                                                            1998                    1999                    2000
                                                   ---------------------   ----------------------  --------------------
                                                                WTD AVG                 WTD AVG                 WTD AVG
                                                   SHARES      EX PRICE    SHARES      EX PRICE    SHARES      EX PRICE
                                                   ------     ---------    -------    ----------   -------     --------
            Outstanding at beginning of year..      1,293      $  4.81      1,088       $ 6.26      1,466       $ 3.84
            Granted...........................        320         9.52        930         1.51         --           --
            Exercised.........................       (259)       (3.57)        --          --          --           --
            Forfeited.........................       (257)       (5.71)      (276)        5.19       (194)        4.08
            Expired...........................         (9)       (4.75)      (276)        4.18        (17)        2.44
                                                   ------      -------     ------       ------      ------     ------


            Outstanding at end of year........      1,088      $  6.26      1,466       $ 3.84      1,255       $ 3.79
                                                   ======      =======     ======       ======      ======      ======
            Exercisable at end of year........        614      $  5.43        596       $ 4.71        716       $ 4.56
                                                   ======      =======     ======       ======      ======      ======
            Weighted average fair value of
            options granted.....................               $  4.48                  $ 3.95                  $   --
                                                               =======                  ======                  ======

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

         The options outstanding at December 31, 2000 have exercise prices between $0.625 and $13.94 and a weighted average remaining contractual life of
3.2 years.

         The Company maintains an Employee Stock Purchase Plan whereby all employees are eligible for participation after ninety days of service. Under this plan, employees may purchase stock at 90% of the current market price of the stock. The Company issued 9, 52 and 61 shares under the Employee Stock Purchase Plans during the years ended December 31, 1998, 1999 and 2000, respectively.

NOTE 14--COMMITMENTS AND CONTINGENCIES

         Certain of the Company's subsidiaries are parties to legal proceedings in the ordinary course of business. While the outcome of lawsuits or other proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition, results of operations or liquidity of the Company. As discussed in Note 19, the stock of the Company's operating subsidiaries was sold to TII on March 29, 2001. The contingent liabilities of the subsidiary companies sold in the Tanglewood Transaction are no longer an obligation of the Company. The stock of Exell Inc. ("Exell"), an inactive operating unit, was retained by the Company and Exell is a party to an environmental administrative action related to a leased facility in Beaumont, Texas. Management believes the Company is adequately reserved for the exposure related to this matter.

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

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

NOTE 16--SEGMENT REPORTING

                                                                        1998       1999        2000
                                                                        ----       ----        ----
                             Revenue from external customers
                                Storage...........................   $ 169,842   $ 144,853   $  42,437
                                Process...........................     133,291     102,865      74,128
                                Filtration........................      39,661      32,699      45,584
                                                                     ---------   ---------   ---------
                                  Total...........................   $ 342,794   $ 280,417   $ 162,149
                                                                     =========   =========   =========

                             Revenue   from   internal    operating
                               segments                              $     790   $   1,342     $   290
                                Storage...........................
                                Process...........................       2,804          16          --
                                Filtration........................         303         204          --
                                                                     ---------   ---------     -------
                                  Total...........................   $   3,897   $   1,562     $   290
                                                                     =========   =========     =======

                             Depreciation and amortization

                                Storage...........................   $   4,605   $   4,546     $   913
                                Process...........................       2,637       2,807       2,162
                                Filtration........................       1,009       1,045       1,003
                                Other.............................          62          74          65
                                                                     ---------   ---------    --------
                                  Total...........................   $   8,313   $   8,472    $  4,143
                                                                     =========   =========    ========
                             Operating profit (loss)
                                Storage...........................   $  15,438   $ (44,711)   $  8,479
                                Process...........................      12,497     (11,595)    (30,302)
                                Filtration........................      (3,433)     (3,073)    (12,351)
                                Other.............................     (15,911)     (4,728)     (4,151)
                                                                     ---------   ---------  ----------
                                  Total...........................   $   8,591   $ (64,107) $  (38,325)
                                                                     =========   =========  ==========

                             Earnings (Loss) from continuing
                               operations before income tax provision
                                Storage............................. $   7,521   $ (51,689)    $ 6,499
                                Process.............................     7,403     (13,095)    (32,014)
                                Filtration..........................    (4,262)     (3,785)    (12,904)
                                Other...............................    (9,490)     (4,127)     (7,135)
                                                                     ---------  ----------    ---------
                                  Total............................. $   1,172  $  (72,696)   $(45,554)
                                                                     =========  ==========    =========
                             Identifiable assets
                                Storage............................  $ 140,905  $   73,188     $14,313
                                Process............................    105,615      68,039      33,204
                                Filtration.........................     29,839      28,988      18,717
                                Other..............................     10,295       8,385       4,622
                                                                     ---------  ----------   ---------
                                  Total............................  $ 286,654  $  178,600   $  70,856
                                                                     =========  ==========   =========

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

NOTE 17--MAJOR CUSTOMERS AND FOREIGN OPERATIONS

         Due to the nature of the Company's business, contracts are generally nonrecurring. For the years ended December 31, 1998, 1999 and 2000, no single customer accounted for as much as 10% of revenues. Financial data by geographical area is as follows:

                                                                 1998      1999     2000
                                                                 ----      ----     ----
                                     Revenues:
                                              United States   $319,493  $ 248,674   $120,468
                                              Canada             8,141     14,350     23,669
                                              England            5,091      4,517         --
                                              Germany            2,954      7,192     11,143
                                              Singapore          4,296      2,658      6,869
                                              Australia          2,819      3,026
                                                              --------   ---------   -------
                                                              $342,794  $ 280,417   $162,149
                                                              ========  =========    =======

                                     Operating profit (loss):
                                              United States   $  9,134  $ (47,113)  $(41,816)
                                              Canada                48    (16,976)     2,412
                                              England              356       (110)        --
                                              Germany           (1,052)        42        666
                                              Singapore             69        (29)       413
                                              Australia             36         79
                                                              --------  ---------    --------
                                                              $  8,591  $ (64,107)  $(38,325)
                                                              ========  =========    ========

                                     Identifiable assets:
                                              United States   $242,149  $ 146,420   $ 40,679
                                              Canada            32,133     17,814     17,998
                                              England            3,937      3,615         --
                                              Germany            4,972      7,552      8,084
                                              Singapore          2,014      1,454      4,095
                                              Australia          1,449      1,745
                                                              --------  ---------   --------
                                                              $286,654  $ 178,600   $ 70,856
                                                              ========  =========  =========

         Foreign sales accounted for approximately 7%, 11%, and 26% of total revenue in 1998, 1999 and 2000, respectively.

NOTE 18--UNAUDITED QUARTERLY FINANCIAL DATA

                                                               FIRST     SECOND      THIRD     FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
                                                             --------   --------- ---------  ----------
                            2000
                            Revenues                        $50,773   $ 37,606    $ 35,923   $ 37,847
                            Net earnings (loss)              12,084     (1,484)    (10,052)   (46,842)
                            Basic  and   diluted   earnings
                              (loss)  per share............     .43       (.05)       (.36)     (1.66)

                            1999
                            Revenues                        $77,171   $ 71,310    $ 72,192   $ 59,744
                            Net earnings (loss)                 961     (2,587)    (21,403)   (54,040)
                             Basic  and   diluted   earnings
                              (loss) per share...........       .03       (.09)       (.76)     (1.91)

                                   ITEQ, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE NOTED)

    NOTE 19--SUBSEQUENT EVENTS (UNAUDITED)

         On February 22, 2001, the Company concluded the sale of the assets and liabilities of its Amerex Industries operating division ("Amerex"). The sales price received for the sale of Amerex was $2,850 and the net proceeds were used to reduce indebtedness under the Company's revolving credit agreement. The Company recorded an impairment loss of $1,300 in the fourth quarter of 2000 to reduce the carrying value of the net assets of Amerex to an amount approximately equal to the net proceeds received for the sale of Amerex.

         As previously discussed in Note 1, in January 2001, Tanglewood Investments Inc. ("TII"), a Houston investment concern which had previously conducted substantial due diligence procedures in connection with a proposed equity infusion, submitted a proposal to the Company's board of directors which involved the following essential features as ultimately negotiated and concluded on March 29, 2001 (collectively, the "Tanglewood Transaction"):

                  (i) The Company's commercial banks would withdraw their limited waiver of default and, with Company cooperation, the commercial banks would dispose of the stock in all of the Company's operating subsidiaries (all of which was pledged to the banks) and certain other personal property of the Company through a foreclosure sale at which a TII affiliate would bid on and purchase the subsidiaries and other assets for $24.0 million;

                  (ii) in exchange for the Company's cooperation in the foreclosure, the banks would agree not to pursue the Company for the remaining $30.5 million outstanding debt balance;

                  (iii) a TII affiliate would enter into a merger agreement with the Company under which, upon consummation of the merger, each outstanding share of ITEQ common stock would be converted into the right to receive $.03, or an aggregate of $850,000; and

                  (iv) A TII affiliate would invest, advance or otherwise provide to or for the benefit of the Company an aggregate of up to $5.4 million prior to completion of the merger, that, combined with the Company's remaining cash on hand was anticipated to satisfy secured and unsecured creditors and business wind up costs, including discharging certain employment related contractual obligations aggregating $2.6 million (after giving effect to $0.75 million in reductions accepted by senior management). However, there can be no assurance that the Company's resources will be sufficient to satisfy all known and contingent liabilities.

         As a consequence of the foregoing: (i) the Company's operations ceased on March 29, 2001; (ii) after giving effect to the payment of all Company liabilities and estimated expenses to be incurred through completion of the proposed merger, the Company's net worth will be zero; and (iii) assuming approval by the Company's stockholders of the proposed merger, the stockholders will be entitled to receive $.03 per share for their ITEQ stock.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of April, 2001.

    ITEQ, Inc. (Registrant)

    By:  /s/ WILLIAM P. REID
         ------------------------------
    William P. Reid
    Chief Executive Officer, President and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the 11th day of April, 2001.

              SIGNATURE                                    TITLE
              ---------                                    -----
    /s/ WILLIAM P. REID                 Chief  Executive  Officer,   President
    ----------------------------        and Secretary
    William P. Reid

    /s/ THOMAS N. AMONETT
    ----------------------------        Director
    Thomas N. Amonett


    ----------------------------        Director
    Pierre S. Melcher

    /s/ ROY RIMMER
    ----------------------------        Director
    Roy Rimmer

    /s/ DOUGLAS R. HARRINGTON JR.       Vice  President  and  Chief  Financial
    ----------------------------        Officer
    Douglas R. Harrington Jr.