Form 10-K/A
period 2000-12-31
ITEQ INC
filed 2001-04-13
CIK 868755

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April, 2001.

    ITEQ, Inc. (Registrant)

    By:  /s/ WILLIAM P. REID
         ------------------------------
    William P. Reid
    Chief Executive Officer, President and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated and on the 13th day of April, 2001.

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

23.1     - Consent of Arthur Andersen LLP. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

*  Filed herewith.

(b) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 2000.