Form 10-Q
period 2001-03-31
ITEQ INC
filed 2001-05-15
CIK 868755

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

                                   28,304,465
             (Shares of common stock outstanding as of May 10, 2001)

                                          ITEQ, INC.

                                          FORM 10-Q
                                FOR THE QUARTERLY PERIOD ENDED
                                        MARCH 31, 2001

                                                                                                PAGE
                                                                                                ----
PART I -  FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS
          Consolidated Balance Sheets as of  March 31, 2001 (unaudited) and December 31, 2000     3
          Consolidated Statements of Operations for the Three Months Ended
             March 31, 2001 (unaudited) and 2000 (unaudited)                                      4
          Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2001 (unaudited) and 2000 (unaudited)                                      5
          Notes to Consolidated Financial Statements (unaudited)                                  6

ITEM 2:   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                                    11

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             14


                                          ITEQ, INC.
                                  CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  MARCH 31,          DECEMBER 31,
                                                                    2001                 2000
                                                                -------------       --------------
                                                                 (unaudited)
                              ASSETS

CURRENT ASSETS
Cash and cash equivalents....................................      $ 1,124           $     4,170
Due on contracts and other receivables, net..................           22                14,295
Costs and estimated earnings in excess of billings on
     uncompleted contracts...................................         -                    1,280
Inventories, net.............................................         -                    9,557
Prepaid expenses, deposits and other assets..................         -                    1,085
Assets of businesses held for sale...........................         -                   30,296
                                                                 ----------            ----------
         Total Current Assets................................        1,146                60,683
PROPERTY AND EQUIPMENT, NET..................................         -                    9,165
OTHER ASSETS, NET............................................         -                    1,008
                                                                 ----------            ----------

     TOTAL ASSETS............................................      $ 1,146             $   70,856
                                                                 ==========            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Long-term obligations classified as current..................    $    -                $  53,504
Accounts payable.............................................          645                 9,084
Note payable.................................................        1,020                 -
Accrued liabilities:
    Job costs................................................         -                    6,920
    Accrued compensation and benefits........................         -                      756
    Accrued expenses.........................................        2,426                 5,146
Billings in excess of costs and estimated earnings on
    uncompleted contracts....................................         -                      998
Liabilities of businesses held for sale......................         -                   16,193
                                                                 ----------            ----------
              Total Current Liabilities......................        4,091                92,601
                                                                 ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01par value; 1,000 shares
     authorized; no shared issued or outstanding.............         -                     -
Common stock, $.001 par value; 40,000 shares authorized;
     28,443 and 28,411 shares issued at March 31, 2001 and
    December 31, 2000, respectively..........................           28                    28
Treasury stock, at cost, 139 shares..........................       (1,000)               (1,000)
Additional paid-in capital...................................      131,741               131,732
Retained earnings (deficit)..................................     (131,382)             (151,189)
Accumulated comprehensive loss...............................       (2,332)               (1,316)
                                                                 ----------            ----------
             Total Stockholders' Equity (Deficit)............       (2,945)              (21,745)
                                                                 ----------            ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)...    $   1,146             $  70,856
                                                                 ==========            ==========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ----------------------------
                                                                  2001                2000
                                                                --------            --------
Revenues.....................................................   $ 36,790            $  50,773

Costs and Operating Expenses:
    Cost of revenues.........................................     31,555               42,801
    Selling, general and administrative expenses.............      4,521                6,724
    Depreciation and amortization............................        596                1,311
    Net gain on sales of assets..............................      -                  (14,604)
                                                                ---------           ----------

        Total Costs and  Operating Expenses..................     36,672               36,232
                                                                ---------           ----------

  Income from Operations.....................................        118               14,541

Other Income (Expense)
    Interest, net............................................     (2,249)              (2,462)
    Other....................................................         30                    5
                                                                ---------           ----------

Income (Loss) before Income Tax and Extraordinary Item.......     (2,101)              12,084

    Income Tax Expense.......................................      -                     -
                                                                ---------           ----------
Net Earnings (Loss) before Extraordinary Item................     (2,101)              12,084

Extraordinary Gain on Extinguishment of Debt Upon
       Foreclosure by Bank...................................     21,908                 -
                                                                ---------           ----------
Net Earnings ................................................   $ 19,807            $  12,084
                                                                =========           ==========
Earnings per share:
Basic:
Net earnings (loss ) before extraordinary item...............   $   (.07)           $     .43
Extraordinary item...........................................        .77                 -
                                                                ---------           ----------
Basic earnings per share.....................................   $    .70            $     .43
                                                                =========           ==========
Basic Weighted Average Common and Common
     Equivalent Shares Outstanding...........................     28,283               28,244
                                                                =========           ==========
Fully diluted:
Net earnings (loss ) before extraordinary item...............   $   (.07)           $     .43
Extraordinary item...........................................        .77                 -
                                                                ---------           ----------
Diluted earnings per share...................................   $    .70            $     .43
                                                                =========           ==========
Diluted Weighted Average Common and Common
     Equivalent Shares Outstanding...........................     28,283               28,296
                                                                =========           ==========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ----------------------------
                                                                  2001                2000
                                                                --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................................    $ 19,807            $ 12,084
Adjustments to reconcile net earnings to net cash
       used by operating activities:
    Depreciation and amortization...........................         596               1,311
    Gain on debt extinguishment.............................     (21,908)               -
    Net gain on sales of assets.............................        -                (14,604)
    Other...................................................          47                (111)
    Changes in assets and liabilities, net of effects of
     dispositions:
       Due on contracts and other receivables, net..........      (1,138)             (3,372)
       Inventories, net.....................................      (2,397)              1,321
       Costs and estimated earnings in excess of billings on
         uncompleted contracts..............................        (463)               (714)
       Prepaid expenses, deposits and other assets..........         165                 804
       Assets of businesses held for sale...................         -                 5,950
       Accounts payable and accrued liabilities.............        (530)              4,107
       Billings in excess of costs and estimated earnings on
         uncompleted contracts..............................         547              (1,048)
       Liabilities of businesses held for sale..............         -                (8,396)
                                                                ---------           ---------
       Net cash used by operating activities................      (5,274)             (2,668)
                                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment........................        (145)                (97)
 Net proceeds from asset dispositions.......................       2,850              50,463
                                                                ----------          ---------
       Net cash provided by investing activities............       2,705              50,366
                                                                ----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments under line of credit........................      (1,339)            (50,907)
 Borrowings under promissory note payable...................       1,020                -
 Proceeds from exercise of stock options and warrants.......           9                  79
                                                                ----------          ---------
       Net cash used by financing activities................        (310)            (50,828)
                                                                ----------          ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        (167)                (36)
                                                                ----------          ---------
       Net decrease in cash and cash equivalents............      (3,046)             (3,166)
 Cash and cash equivalents, beginning of period.............       4,170               5,287
                                                                ----------          ---------
 Cash and cash equivalents, end of period...................    $  1,124            $  2,121
                                                                ==========          =========

                 See Notes to Consolidated Financial Statements

                                   ITEQ, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - FORECLOSURE OF CREDIT FACILITY

      As discussed below, all of ITEQ, Inc.'s operations ceased on March 29, 2001. Prior to such time, ITEQ, Inc. ("ITEQ" or the "Company") designed, engineered, manufactured, and serviced process, storage and filtration equipment and components principally for petrochemical and refining applications. The Company's products and services were utilized by customers in manufacturing processes, treatment, storage, or movement of gases and liquids.

      In January 2001, Tanglewood Investments Inc. ("TII"), a Houston investment concern, submitted a proposal to the Company's board of directors which involved the following essential features as ultimately negotiated and concluded on March 29, 2001 (collectively, the "Tanglewood Transaction"):

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

         (ii) in exchange for the Company's cooperation in the foreclosure, the banks would agree not to pursue the Company for the remaining outstanding debt balance;

         (iii) a TII affiliate would enter into a merger agreement with the Company under which, upon consummation of the merger, each outstanding share of ITEQ common stock would be converted into the right to receive $.03, or an aggregate of $.85 million; and

         (iv) A TII affiliate would invest, advance or otherwise provide to or for the benefit of the Company an aggregate of up to $5.4 million prior to completion of the merger, that, combined with the Company's remaining cash on hand, was anticipated to satisfy secured and unsecured creditors and business wind up costs, including discharging certain employment related contractual obligations aggregating $2.6 million (after giving effect to $0.75 million in reductions accepted by senior management). However, there can be no assurance that the Company's resources will be sufficient to satisfy all known and contingent liabilities.

         As a consequence of the foregoing: (i) the Company's operations ceased on March 29, 2001; (ii) after giving effect to the payment of all Company liabilities and estimated expenses to be incurred through completion of the proposed merger, the Company's net worth, as estimated, will be zero; and (iii) assuming approval by the Company's stockholders of the proposed merger, the stockholders will be entitled to receive $.03 per share for their ITEQ stock.

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

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000.

         The unaudited consolidated financial statements include the accounts of ITEQ. Certain reclassifications have been made to the prior period's consolidated financial statements to conform with the current period presentation.

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

    The Company's comprehensive income was as follows:

                                                         Three Months
                                                        Ended March 31,
                                                    ----------------------
                                                       2001         2000
                                                       ----         ----
    Net income...................................    $19,807      $12,084
    Foreign currency translation adjustments.....     (1,016)        (384)
                                                     --------     --------
       Comprehensive income......................    $18,791      $11,700
                                                     ========     ========

         During March 2001, the Company recorded an extraordinary gain for extinguishment of debt of $21,908 for the difference between the carrying value of net assets conveyed in the Tanglewood Transaction and the outstanding debt balance on the date the transaction was concluded. During the fourth quarter of 2000, the Company's carrying value of such net assets had been reduced to an amount approximating fair value.


NOTE 3 - NOTE PAYABLE

         In conjunction with the Tanglewood Transaction, the Company executed a note payable to a TII affiliate. Under the terms of the note, the Company will be advanced an amount up to $3.2 million with such amounts to be used to discharge Company obligations and business wind up costs. Balances advanced to the Company bear interest at an annual rate of 4.86%. The balance of principal and accrued interest under the note is due and payable on December 31, 2001.

NOTE 4 - BUSINESS DISPOSITIONS

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

         During the first quarter of 2000, the Company concluded several sales of its assets and businesses as part of its debt reduction initiative and received net proceeds totaling $50,463. Proceeds received were used to reduce the Company's indebtedness under its credit facility. The following transactions were concluded during the quarter ended March 31, 2000.

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

         In February 2000, the Company received gross proceeds of $8,500 from the sale of certain assets and properties associated with its San Luis Obispo, California facility. The Company realized a loss of $140 on this sale and the loss has been recorded in net gain on sales of assets in the Company's results of operations for the quarter ended March 31, 2000.

         In February 2000, the Company received gross proceeds of $4,000, in the form of cash of $3,000 and a promissory note for $1,000, for the sale of 100% of the issued and outstanding capital stock of Graver Manufacturing Co., Inc. The Company realized a gain of $263 on this sale.

         In March 2000, the Company received gross proceeds of $38,000, less a working capital adjustment of $664, from the sale of substantially all of assets of its HMT operating unit. The Company realized a gain of $14,371 on this sale.


NOTE 5 - INCOME TAX

         For the first quarter of 2001, no provision for income taxes was recorded as the Company's net operating loss carryforward available precludes the Company from incurring any potential income tax liability associated with the gain recognized on the extinguishment of debt.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         As discussed in Note 1, the stock of the Company's operating subsidiaries was sold to an affiliate TII on March 29, 2001. The contingent liabilities of the subsidiary companies sold in the Tanglewood Transaction are no longer an obligation of the Company. The stock of Exell Inc. ("Exell"), an inactive operating unit, was retained by the Company and Exell is a party to an environmental administrative action related to a leased facility in Beaumont, Texas. Management believes the Company is adequately reserved for the exposure related to this matter.

NOTE 7 - SEGMENT REPORTING

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                          2001            2000
                                                          ----            ----
Revenue from external customers
   Storage..........................................   $   8,460       $  20,054
   Process..........................................      21,075          21,837
   Filtration.......................................       7,255           8,882
                                                      ----------      ----------
   Total............................................   $  36,790       $  50,773
                                                      ==========      ==========
Depreciation and amortization
   Storage..........................................   $     163       $     438
   Process..........................................         270             574
   Filtration.......................................         147             278
   Other............................................          16              21
                                                      ----------      ----------
     Total..........................................   $     596       $   1,311
                                                      ==========      ==========
Income (loss) from operations
   Storage..........................................   $     740       $  15,230
   Process..........................................          (9)            164
   Filtration.......................................         104              65
   Other............................................        (717)           (918)
                                                      ----------      ----------
     Total..........................................   $     118       $  14,541
                                                      ==========      ==========
Income (Loss) from operations before
   income tax and extraordinary item:
   Storage..........................................   $     742       $  15,213
   Process..........................................          13             164
   Filtration.......................................         114              90
   Other............................................      (2,970)         (3,383)
                                                      ----------      ----------
     Total..........................................   $  (2,101)      $  12,084
                                                      ==========      ==========
                                                      AS OF MARCH 31,  AS OF DECEMBER 31,
                                                           2001             2000
                                                      -----------------------------------
Identifiable assets
   Storage..........................................   $   -           $  14,313
   Process..........................................       -              33,204
   Filtration.......................................       -              18,717
   Other............................................       1,146           4,622
                                                      ----------      ----------
             Total..................................   $   1,146       $  70,856
                                                      ==========      ==========

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

         By December 2000, it had become apparent that the Company would almost certainly continue to be in recurring default under its credit facility, and since substantially all the Company's assets were pledged to its commercial bank lending syndicate, a bankruptcy or foreclosure process would cause the shareholders to lose their entire investment in the Company. Therefore, it was determined that any realistic solution which would potentially allow the Company's other creditors and its shareholders to salvage any value would involve a combination of bank debt forgiveness, debt refinancing and new equity financing approximating the $54 million outstanding under the credit facility as of December 31, 2000.

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

         (ii) in exchange for the Company's cooperation in the foreclosure, the banks would agree not to pursue the Company for the remaining $28.2 million outstanding debt balance;

         (iii) a TII affiliate would enter into a merger agreement with the Company under which, upon consummation of the merger, each outstanding share of ITEQ common stock would be converted into the right to receive $.03, or an aggregate of $.85 million; and

         (iv) A TII affiliate would invest, advance or otherwise provide to or for the benefit of the Company an aggregate of up to $5.4 million prior to completion of the merger, that, combined with the Company's remaining cash on hand was anticipated to satisfy secured and unsecured creditors and business wind up costs, including discharging certain employment related contractual obligations aggregating $2.6 million (after giving effect to $0.75 in reductions accepted by senior management).

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


RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         REVENUES

         For the first quarter of 2001, total revenues of $36,790 represented a decrease of $13,983, or 28%, as compared to revenues of $50,773 for the first quarter of 2000. Businesses sold or liquidated accounted for decreases of $14,270. The remaining net increase of $287 includes increases for filtration operations of $941 and process equipment operations of $398, partially offset by a decrease for storage tank operations of $1,052.

         COST OF REVENUES

         For the first quarter of 2001, cost of revenues decreased by $11,246, or 26%, to $31,555 from $42,801 for the first three months of 2000. Businesses sold or liquidated caused decreases of $11,952. Of the remaining net increase of $706, decreases for storage tank operations of $1,054 were more than offset by increases for filtration operations of $915 and process equipment operations of $845.

         GROSS PROFIT

         The Company's gross profit, defined as revenues less cost of revenues, decreased from $7,972 for the first quarter of 2000 to $5,235 for the first quarter of 2001. Businesses sold or liquidated represented $2,318 of the total decrease of $2,737. For the 2001 quarterly period the remaining decrease was primarily attributable to a decrease in gross profit of $447 in the Company's process equipment operations as the market for new heat exchangers continues to be very weak.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

         For the first three months of 2001, SG&A expenses totaled $4,521 and represented 12% of revenues. For the first quarter of 2000, SG&A expenses were $6,724 and represented 13% of revenues. Of the total decrease of $2,203, businesses sold or liquidated comprised $1,801 of the total, and the remaining decrease was primarily attributable to personnel reductions.


         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the quarter ended March 31, 2001 was $596 as compared to $1,311 for the comparable period in 2000. The decrease of $715 was primarily attributable to assets sold subsequent to the first quarter of 2000.


         NET GAIN ON SALES OF ASSETS

         In the first quarter of 2000, the Company recognized a gain of $14,604 for the sale of businesses and assets. This amount was comprised primarily of a gain of $14,371 related to the sale of the HMT operating unit and a gain of $263 related to the sale of the Graver unit. Additionally, a loss of $30 was recorded for other miscellaneous sales of equipment.


         INTEREST EXPENSE, NET

         Interest expense, net for the three months ended March 31, 2001, decreased $213 to $2,249 from $2,462 in 2000. The decrease in interest expense, net is a result of lower average debt balances as the proceeds from the sale of businesses and assets had been used to reduce debt. Interest expense, net for the quarter ended March 31, 2001 included $841 of amortization of remaining capitalized debt issuance costs.

         INCOME TAXES

         For the first quarter of 2001, no provision for income taxes was recorded as the Company's net operating loss carryforward available precludes the Company from incurring any potential income tax liability associated with the gain recognized on the extinguishment of debt.

         EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

         For the first quarter of 2001, the Company recorded an extraordinary gain of $21,908 for the difference between the carrying value of net assets conveyed in the Tanglewood Transaction and the outstanding debt balance on the date the transaction was concluded. During the fourth quarter of 2000, the Company's carrying value of such net assets had been reduced to an amount approximating fair value.


         LIQUIDITY AND CAPITAL RESOURCES

         As a result of the Tanglewood Transaction, the Company's revenue-generating operations ceased on March 29, 2001. In addition, as part of that transaction, an affiliate of TII committed to invest or otherwise provide for the benefit of the Company an aggregate of up to $5.4 million. This amount, combined with the Company's cash on hand, is expected to satisfy the Company's secured and unsecured creditors and business wind up costs, including the discharge of $2.6 million in employment related contractual obligations. There can be no assurance that the Company's resources will be sufficient to satisfy all known and contingent liabilities.

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

                          PART II --- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS:

         none

(b)      REPORTS ON FORM 8-K.

         The Company filed a report on Form 8-K dated March 7, 2001 related to the sale of its Amerex operating unit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ITEQ, INC.



    Date:  May 15, 2001
                                       --------------------------
                                       William P. Reid
                                       Chief Executive Officer, President
                                       and Secretary



    Date:  May 15, 2001
                                       --------------------------
                                       Douglas R. Harrington, Jr.
                                       Vice President, Chief Financial Officer
                                       and Assistant Secretary